Form 10-Q
period 2011-06-30
Naugatuck Valley Financial Corp
filed 2011-08-15
CIK 1493552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number:   0-54447

NAUGATUCK VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	01-0969655
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

333 CHURCH STREET, NAUGATUCK, CONNECTICUT	06770
(Address of principal executive offices)	(Zip Code)

(203) 720-5000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

As of August 10, 2011, there were 7,002,292 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition

(In thousands, except share data)
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from depository institutions	$33,130	$11,686
Investment in federal funds	1,069	2,577
Investment securities available-for-sale, at fair value	28,181	31,683
Investment securities held-to-maturity, at amortized cost	14,397	15,334
Loans held for sale	2,666	81
Loans receivable, net	484,176	473,521
Accrued income receivable	1,984	1,979
Foreclosed real estate and repossessed assets, net	790	421
Premises and equipment, net	9,748	9,612
Bank owned life insurance	9,403	9,248
Federal Home Loan Bank stock, at cost	6,252	6,252
Deferred income taxes	2,292	2,413
Other assets	2,186	3,446
Total assets	$596,274	$568,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$415,177	$405,875
Borrowed funds	90,741	102,842
Mortgagors' escrow accounts	4,855	4,832
Other liabilities	2,956	2,444
Total liabilities	513,729	515,993

Commitments and contingencies

Stockholders' equity (1)
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 and 7,587,645 shares issued; 7,002,366 and 7,003,186 shares
outstanding at June 30, 2011 and December 31, 2010, respectively	70	76
Paid-in capital	58,940	33,786
Retained earnings	26,924	25,986
Unearned ESOP shares (423,843 shares at June 30, 2011 and 173,463 shares at December 31, 2010)	(3,741)	(1,738)
Unearned stock awards (2,195 shares at June 30, 2011 and 2,893 shares at December 31, 2010)	(21)	(29)
Treasury stock, at cost (no shares at June 30, 2011 and 587,579 shares at December 31, 2010)	-	(6,176)
Accumulated other comprehensive income	373	355
Total stockholders' equity	82,545	52,260
Total liabilities and stockholders' equity	$596,274	$568,253

(1) Share data for period ended December 31, 2010 has been restated to reflect the effect of the Company's stock offering and concurrent second-step conversion effective June 29, 2011 at an exchange ratio of 0.9978.

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Interest income
Interest on loans	$6,452	$6,782	$12,784	$13,466
Interest and dividends on investments and deposits	411	403	841	863
Total interest income	6,863	7,185	13,625	14,329

Interest expense
Interest on deposits	1,718	1,815	3,464	3,627
Interest on borrowed funds	564	756	1,176	1,560
Total interest expense	2,282	2,571	4,640	5,187

Net interest income	4,581	4,614	8,985	9,142

Provision for loan losses	650	361	1,088	1,171
Net interest income after provision for loan losses	3,931	4,253	7,897	7,971

Noninterest income
Mortgage banking income	355	89	483	115
Fees for other services	233	131	406	271
Fees for services related to deposit accounts	213	244	426	490
Net gain on investments	86	3	233	11
Income from bank owned life insurance	78	83	155	167
Income from investment advisory services, net	65	54	139	95
Other income	32	55	57	81
Total noninterest income	1,062	659	1,899	1,230

Noninterest expense
Compensation, taxes and benefits	2,358	2,122	4,715	4,196
Office occupancy	565	592	1,172	1,178
FDIC insurance premiums	172	170	376	332
Professional fees	122	107	259	218
Directors compensation	110	172	286	388
Advertising	106	93	205	166
Computer processing	64	233	326	462
Office supplies	50	45	97	95
Loss on foreclosed real estate, net	49	13	88	31
Public company expenses	30	37	48	48
Costs related to terminated merger	-	88	-	154
Other expenses	260	247	564	505
Total noninterest expense	3,886	3,919	8,136	7,773

Income before provision for income taxes	1,107	993	1,660	1,428

Provision for income taxes	345	313	501	435
Net income	$762	$680	$1,159	$993
Earnings per common share - basic and diluted (1)	$0.11	$0.10	$0.17	$0.15

 (1) Earnings per share for the three and six months ended June 30, 2010 have been restated to reflect the effect of the Company's stock offering and concurrent second-step conversion effective June 29, 2011 at an exchange ratio of 0.9978.

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited, in thousands, except share data)
	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
	Stock	Capital	Earnings	Shares	Awards	Stock	Income	Total

Balance at December 31, 2010	$76	$33,786	$25,986	$(1,738)	$(29)	$(6,176)	$355	$52,260
Exchange of common stock pursuant to reorganization and concurrent second-step stock offering	(6)	25,150	-	-	-	6,177	-	31,321
Dividends declared ($0.06 per common share)	-	-	(220)	-	-	-	-	(220)
Stock based compensation (698 shares vested)	-	-	-	-	8	-	-	8
Stock based compensation options	-	4	-	-	-	-	-	4
Shares purchased for ESOP pursuant to reorganization (250,380 shares)	-	-	-	(2,003)	-	-	-	(2,003)
Treasury stock acquired (195 shares)	-	-	-	-	-	(1)	-	(1)
Comprehensive income:
Net income	-	-	1,158	-	-	-	-
Net change in unrealized holding gain on available-for-sale securities, net of tax effect							18
Comprehensive income								1,176
Balance at June 30, 2011	$70	$58,940	$26,924	$(3,741)	(21)	$-	$373	$82,545

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)
	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net income	$1,159	$993
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,088	1,171
Depreciation and amortization expense	393	396
Gain on sale of loans held for sale	(350)	(71)
Origination of loans held for sale	(18,664)	(9,885)
Proceeds from sale of loans held for sale	16,429	9,396
Net amortization from investments	73	24
Amortization of intangible assets	17	17
Deferred income tax provision	124	-
Net loss on other real estate owned	11	-
Stock-based compensation	92	342
Net gain on investments	(233)	(11)
Net change in:
Accrued income receivable	(5)	70
Deferred loan fees	(44)	39
Cash surrender value of life insurance	(155)	(167)
Other assets	1,243	716
Other liabilities	432	208
Net cash provided by operating activities	1,610	3,238
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	2,468	3,388
Proceeds from sale of available-for-sale securities	1,522	7,775
Proceeds from maturities of held-to-maturity securities	624	217
Purchase of available-for-sale securities	-	(8,995)
Purchase of held-to-maturity securities	-	(2,089)
Loan originations net of principal payments	(12,187)	(11,365)
Purchase of property and equipment	(532)	(293)
Proceeds from the sale of other real estate owned	109	140
Net cash used by investing activities	(7,996)	(11,222)
Cash flows from financing activities
Net change in time deposits	(12,867)	6,299
Net change in other deposit accounts	22,169	7,056
Net change in mortgagors' escrow deposits	23	47
Advances from Federal Home Loan Bank	5,300	13,900
Repayment of advances from Federal Home Loan Bank	(15,935)	(18,057)
Net change in repurchase agreements	(1,466)	(2,290)
Proceeds from common stock offering, net of offering costs	31,322	(1)
Purchase of shares by ESOP pursuant to reorganization	(2,003)	(1)
Treasury stock acquired	(1)	(1)
Dividends paid to stockholders	(220)	(159)
Net cash provided by financing activities	26,322	6,793
Net change in cash and cash equivalents	19,936	(1,191)
Cash and cash equivalents at beginning of period	14,263	12,146
Cash and cash equivalents at end of period	$34,199	$10,955

Cash paid during the period for:
Interest	$4,657	$5,213
Income taxes	76	501
Non-cash transactions:
Transfer of loans to foreclosed assets	$488	$287

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Effective June 29, 2011, Naugatuck Valley Financial Corporation (the “Company”) completed its public stock offering in connection with the conversion of Naugatuck Valley Mutual Holding Company (the “MHC”) from the mutual holding company to the stock holding company form of organization (the “Conversion”).  As a result of the Conversion, the Company succeeded Naugatuck Valley Financial Corporation, a Federal corporation (the “Federal Corporation”), as the holding company for Naugatuck Valley Savings and Loan (the “Bank”) and the MHC ceased to exist.  A total of 4,173,008 shares of Company common stock were sold in a subscription and community offering at $8.00 per share, including 250,380 shares purchased by the Naugatuck Valley Savings and Loan Employee Stock Ownership Plan (the “ESOP”).  Additionally, shares totaling 2,829,358 were issued to the stockholders of the Federal Corporation (other than the MHC) in exchange for their shares of Federal Corporation common stock at an exchange ratio of 0.9978 share of Company common stock for each share of Federal Corporation common stock.  Shares outstanding after the stock offering and the exchange totaled 7,002,366.  Net proceeds from the reorganization and stock offering totaled $31.3 million, net of offering costs of $2.1 million.  Net income per share and the weighted average shares outstanding for the three and six months ended June 30, 2010 have been restated to reflect the Conversion.

Originally organized in 1922, the Bank is a federally chartered stock savings bank which is headquartered in Naugatuck, Connecticut. The Bank provides a full range of personal banking services to individual and small business customers located primarily in the Naugatuck Valley and the immediate surrounding vicinity.  It is subject to competition from other financial institutions throughout the region.  The Bank is also subject to the regulations of various federal agencies and undergoes periodic examinations by those regulatory authorities.

The Bank owns the Naugatuck Valley Mortgage Servicing Corporation, which qualifies and operates as a Connecticut passive investment company pursuant to legislation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiary, Naugatuck Valley Mortgage Servicing Corporation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of its operations and its cash flows at the dates and for the periods presented.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and income and expenses for the interim period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, deferred income taxes and the valuation of certain investment securities.  While management uses available information to recognize losses and properly value these assets, future adjustments may be necessary based on changes in economic conditions both in Connecticut and nationally.

Management has evaluated subsequent events for potential recognition or disclosure in the financial statements.  No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made to prior period consolidated financial statements to conform to the June 30, 2011 consolidated financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.  Share and per share data for periods prior to the Conversion have been restated to reflect the effect of the Company’s stock offering and concurrent second-step conversion effective June 29, 2011 at an exchange ratio of 0.9978.

NOTE 3 - CRITICAL ACCOUNTING POLICIES

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  The Company considers the following to be critical accounting policies:  other-than-temporary impairment, allowance for loan losses and deferred income taxes.

Other-than-temporary impairment. Each quarter, the Company reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, as well as the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition.  This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics.

Allowance for Loan Losses.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectability of the loan portfolio.

Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  The Company engages an independent review of its commercial loan portfolio at least annually and adjusts its loan ratings based upon this review.  In addition, the Company’s regulatory authorities, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such an agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

Deferred Income Taxes.  The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax purposes.  Provisions for deferred taxes are being made in recognition of these temporary differences. It is the Company's policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the consolidated statements of income.

NOTE 4 — Accounting Standards Updates

On April 5, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310).  This update clarifies, when evaluating a restructuring as a troubled debt restructuring, whether a creditor has granted a concession to a debtor and whether the debtor is experiencing financial difficulties. The objective of this amendment is to promote greater consistency in the application of U.S. GAAP for debt restructurings from the creditor’s perspective. The effective date of this update is for the first interim period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the current year.  The Company has not determined the impact, if any, of the adoption of the standard.

In April 2011, FASB issued ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, FASB issued ASU No. 2011-05 “Amendments to Topic 220, Comprehensive Income.”  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The Company intends to adopt the disclosures prescribed by this ASU by the date required.

NOTE 5 – INVESTMENT SECURITIES

At June 30, 2011, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,018	$66	$-	$1,084
Mortgage-backed securities - GSEs	15,849	856	-	16,705
Collateralized mortgage obligations	2,436	47	(75)	2,408
Total debt securities	19,303	969	(75)	20,197
Auction-rate trust preferred securities	8,200	-	(216)	7,984

Total available-for-sale securities	$27,503	$969	$(291)	$28,181

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Mortgage-backed securities - GSEs	$14,397	$139	$(52)	$14,484

Total held-to-maturity securities	$14,397	$139	$(52)	$14,484

At December 31, 2010, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,022	$65	$-	$1,087
Mortgage-backed securities - GSEs	19,093	867	-	19,960
Collateralized mortgage obligations	2,706	31	(61)	2,676
Total debt securities	22,821	963	(61)	23,723
Auction-rate trust preferred securities	8,200	-	(240)	7,960

Total available-for-sale securities	$31,021	$963	$(301)	$31,683

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Mortgage-backed securities - GSEs	$15,334	$26	$(256)	$15,104

Total held-to-maturity securities	$15,334	$26	$(256)	$15,104

Included in collateralized mortgage obligations was one private label security with an amortized cost of $397,000 and $436,000, and fair value of $321,000 and $376,000, at June 30, 2011 and December 31, 2010, respectively.

The Company has identified investment securities in which the fair value of the security is less than the cost of the security.  This can be from an increase in interest rates since the time of purchase or from deterioration in the credit quality of the issuer.  All investment securities which have unrealized losses have undergone an internal impairment review.

Management’s review for impairment generally entails identification and analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period; discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and documentation of the results of these analyses. As a result of the reviews, management has determined that there has been no deterioration in credit quality subsequent to purchase, and believes that these unrealized losses are temporary and are the result of changes in market interest rates and market conditions over the past several years.

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011, and December 31, 2010.

	At June 30, 2011
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Mortgage backed securities - GSEs	2	$6,777	$(52)
Total securities in unrealized loss position	2	$6,777	$(52)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Collateralized mortgage obligations	1	$321	$(75)
Auction-rate trust preferred securities	2	2,184	(216)
Total securities in unrealized loss position	3	$2,505	$(291)

	At December 31, 2010
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Collateralized mortgage obligations	1	$182	$(3)
Mortgage backed securities - GSEs	5	14,028	(256)
Total securities in unrealized loss position	6	$14,210	$(259)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Collateralized mortgage obligations	1	$376	$(58)
Auction-rate trust preferred securities	2	2,160	(240)
Total securities in unrealized loss position	3	$2,536	$(298)

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Real estate loans:
One-to-four family	$227,028	$219,286
Construction	29,847	30,921
Multi-family and commercial real estate	164,961	160,235
Total real estate loans	421,836	410,442
Commercial business loans	37,713	34,742
Consumer loans:
Savings accounts	873	956
Personal	203	236
Automobile	141	168
Home equity	33,077	34,807
Total consumer loans	34,294	36,167
Totals loans	493,843	481,351

Less:
Allowance for loan losses	7,219	6,393
Undisbursed construction loans	2,088	1,034
Deferred loan origination fees, net	360	403
Loans receivable, net	$484,176	$473,521
Weighted average yield	5.36%	5.47%

Credit Quality of Financing Receivables and the Allowance for Loan Losses

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses.  The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.

The Company’s loan portfolio is segregated into the following portfolio segments:

One-to Four-Family Owner Occupied Loans.  This portfolio segment consists of the origination of first mortgage loans secured by one-to four-family owner occupied residential properties and residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area.  The Company has experienced a low level of foreclosures on its owner occupied loan portfolio during recent periods and believes this is due mainly to its conservative underwriting and lending policies which do not allow for risky loans such as “Option ARM,” “sub-prime” or “Alt-A” loans.

Commercial Real Estate and Multi-family Loans.  This portfolio segment includes loans secured by commercial real estate, non-owner occupied one-to four-family and multi-family dwellings for property owners and businesses in our market area. Loans secured by commercial real estate generally have larger loan balances and more credit risk than owner occupied one-to four-family mortgage loans.  The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

Construction and Land Development Loans.  This portfolio segment includes commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties and land loans, which are loans made with land as security. Construction and land development financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. Construction loans also expose the Company to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties, which may cause some borrowers to be unable to continue with debt service which exposes the Company to greater risk of non-payment and loss.

Commercial Business Loans.  This portfolio segment includes commercial business loans secured by real estate, assignments of corporate assets, and personal guarantees of the business owners.  Commercial business loans generally have higher interest rates and shorter terms than other loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

Real Estate Secured Loans.  This portfolio segment includes home equity loans and home equity lines of credit secured by owner occupied one-to four-family residential properties.  Loans of this type are generally written at a maximum of 75% of the appraised value of the property and we require that we have a second lien position on the property.  These loans are written at a higher interest rate and a shorter term than mortgage loans.  The Company has experienced a low level of foreclosure in this type of loan during recent periods.  These loans can be affected by economic conditions and the values of the underlying properties.

Consumer Loans.  This portfolio segment includes loans secured by passbook or certificate accounts, or automobiles, as well as unsecured personal loans and overdraft lines of credit.  This type of loan may entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by assets that depreciate rapidly.

Loans are generally carried at the amount of unpaid principal, less the allowance for loan losses and adjusted for deferred loan fees, which are amortized over the term of the loan using the interest method.  Interest on loans is accrued based on the principal amounts outstanding.  It is the Company’s policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when the principal or interest is delinquent for more than 90 days.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.

The allowance for loan losses is established through a provision for loan losses. The Company maintains the allowance at a level believed, to the best of management’s knowledge, adequate to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date.

Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process by portfolio segment includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

The allowance generally consists of specific (or allocated) and general components. The specific component relates to loans that are recognized as impaired.  For such impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  Additional general reserves are placed on loans classified as either doubtful, substandard or special mention.

The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses in the loan portfolio or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

Transactions in the allowance for loan losses account were as follows for the periods indicated:

	Six Months Ended	For the Year Ended
	June 30,	December 31,
(In thousands)	2011	2010

Balance at beginning of year	$6,393	$3,996
Provision for loan losses	1,088	3,360
Charge-offs	(263)	(978)
Recoveries	1	15
Balance at end of period	$7,219	$6,393

The following tables set forth the balance of the allowance for loan losses at June 30, 2011 and December 31, 2010, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  Also included is a summary of transactions in the allowance for loan and lease losses for the six months ended June 30, 2011 and the year ended December 31, 2010.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	For the Six Months Ended June 30, 2011
(In thousands)	One-to-Four Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses:

Beginning Balance	$1,585	$600	$2,714	$884	$610	$6,393
Provision for (reduction in) loan losses	222	(107)	796	(5)	182	1,088
Charge-offs	(115)	-	(43)	(105)	-	(263)
Recoveries	-	-	-	1	-	1
Ending Balance	$1,692	$493	$3,467	$775	$792	$7,219
Ending Balance individually evaluated for impairment	$2,443	$4,736	$3,301	$371	$471	$11,322
Ending Balance collectively evaluated for impairment	$224,585	$25,111	$161,660	$37,342	$33,823	$482,521

	For the Year Ended December 31, 2010
(In thousands)	One-to-Four Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses:

Beginning Balance	$1,044	$632	$1,489	$481	$350	$3,996
Provision for loan losses	568	138	1,225	1,142	287	3,360
Charge-offs	(27)	(170)	-	(754)	(27)	(978)
Recoveries	-	-	-	15	-	15
Ending Balance	$1,585	$600	$2,714	$884	$610	$6,393
Ending Balance individually evaluated for impairment	$2,677	$4,059	$1,106	$1,598	$277	$9,717
Ending Balance collectively evaluated for impairment	$216,609	$26,862	$159,129	$33,144	$35,890	$471,634

The Company’s policies provide for the classification of loans and other assets into the following categories: pass (1 - 4), bankable with care (5), special mention (6), substandard (7), doubtful (8) and loss (9). Consistent with regulatory guidelines, loans and other assets that are considered to be of lesser quality are classified as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

When assets are classified as special mention, substandard or doubtful, the Company disaggregates these assets and allocates a portion of the related general loss allowances to such assets as the Company deems prudent.  Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following tables are a summary of the loan portfolio quality indicators by loan class as of June 30, 2011:

Commercial Loans - Credit Risk Profile by Internally Assigned Grade:
	At June 30, 2011
(In thousands)	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate
Grade:
4	$6,006	$219	$32,288
5	25,970	10,575	104,483
6	3,083	6,056	14,663
7	2,570	8,485	13,527
8	84	-	-
Total	$37,713	$25,335	$164,961

Consumer Loans - Credit Risk Profile by Internally Assigned Grade:
	At June 30, 2011
(In thousands)	Residential - Prime	Residential - Construction

Grade:
Pass	$222,159	$4,512
Special Mention	546	-
Substandard	3,553	-
Doubtful	770	-
Total	$227,028	$4,512

Consumer Loans - Credit Risk Profile Based on Payment Activity:
At June 30, 2011
(In thousands)	Consumer - Other
Grade:
Performing	$33,692
Nonperforming	602
Total	$34,294

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempt to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment and may recommend foreclosure. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month, and more frequently to the asset quality committee of the board of directors.

Loans are automatically placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent.  Management works closely with the asset quality committee of the board of directors in an effort to resolve nonperforming assets in a manner most advantageous to the Company.

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
(In thousands)	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days (Nonaccrual)	Total Past Due	Current	Carrying Amount > 90 Days and Accruing	Considered Current That Have Been Modified in Previous Year
Commercial
Commercial - other	$168	$149	$1,273	$1,590	$36,123	$-	$93
Commercial RE construction	-	-	5,363	5,363	19,972	-	5,532
Commercial RE	2,706	333	5,522	8,561	156,400	-	4,228
Consumer				-
Consumer - other	281	84	602	967	33,327	-	94
Residential				-
Residential -prime	1,447	236	3,904	5,587	225,953	-	976
Residential -subprime	-	-	-	-	-	-	-
Total	$4,602	$802	$16,664	$22,068	$471,775	$-	$10,923

	As of December 31, 2010
(In thousands)	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days (Nonaccrual)	Total Past Due	Current	Carrying Amount > 90 Days and Accruing	Considered Current That Have Been Modified in Previous Year
Commercial
Commercial - other	$60	$115	$1,356	$1,531	$33,211	$-	$2,494
Commercial RE construction	2,707	-	5,151	7,858	20,284	-	4,379
Commercial RE	1,686	258	6,242	8,186	152,049	-	16,525
Consumer				-
Consumer - other	470	100	515	1,085	35,082	-	208
Residential				-
Residential -prime	1,745	18	4,624	6,387	215,678	-	1,141
Residential -subprime	-	-	-	-	-	-	-
Total	$6,668	$491	$17,888	$25,047	$456,304	$-	$24,747

The following table is a summary of nonaccrual loans by loan class as of June 30, 2011 and December 31, 2010:

Loans on Nonaccrual Status
	As of
(In thousands)	June 30, 2011	December 31, 2010

Commercial	$1,273	$1,356
Commercial - real estate
Commercial RE construction	5,363	5,151
Commercial RE	5,522	6,242
Consumer
Consumer - other	602	515
Residential
Residential -prime	3,904	4,624
Residential -subprime	-	-
Total	$16,664	$17,888

Nonperforming loans (defined as nonaccrual loans and troubled debt restructurings) totaled $16.7 million at June 30, 2011 compared to $17.9 million at December 31, 2010.  The amount of income that was contractually due but not recognized on nonperforming loans totaled $749,000 at June 30, 2011, compared with $513,000 at December 31, 2010.

At June 30 2011, there were no loans 90 or more days past due and still accruing interest.  At June 30, 2011, the Company had 66 loans on non-accrual status with foregone interest in the amount of approximately $749,000. Included in these loans are 28 loans which are not 90 days past due, but were placed on non-accrual status as a result of a recent modification or a doubtful classification.

The Company accounts for impaired loans under GAAP.  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Loans are individually evaluated for impairment.  When the Company classifies a problem asset as impaired, it provides a specific reserve for that portion of the asset that is deemed uncollectible.

At June 30, 2011, the Company had $11.3 million of loans which were considered to be impaired, with a valuation allowance of $1.3 million, compared to $9.7 million of such loans at December 31, 2010 with a valuation allowance of $929,000.  The increase is primarily due to three commercial loans secured by business assets, three residential mortgage loans and three home equity loans which were classified during the period, partially offset by removing one commercial business loan and two residential mortgage loans, taking one residential mortgage loan into foreclosed assets and the partial charge off of one residential mortgage loan.

The following tables are a summary of impaired loans by class of loans as of June 30, 2011 and December 31, 2010:

	Impaired Loans
	For the Six Months Ended June 30, 2011
		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
(In thousands)	Amount	Balance	Allowance	Amount	Recognized
With no valuation allowance:
Commercial	$5,023	$5,023	$-	$4,869	$11
Consumer - other	1,672	1,672	-	1,735	19
With a valuation allowance:
Commercial	3,385	3,385	828	3,387	23
Consumer - other	1,242	1,242	465	1,243	7
Total:
Commercial	8,408	8,408	828	8,256	34
Consumer - other	2,914	2,914	465	2,978	26

	Impaired Loans
	For the Year Ended December 31, 2010
		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
(In thousands)	Amount	Balance	Allowance	Amount	Recognized
With no valuation allowance:
Commercial	$4,011	$4,011	$-	$3,985	$4
Consumer - other	1,137	1,137	-	1,139	28
With a valuation allowance:
Commercial	2,752	2,752	504	2,758	50
Consumer - other	1,816	1,816	425	1,802	53
Total:
Commercial	6,763	6,763	504	6,743	54
Consumer - other	2,953	2,953	425	2,941	81

NOTE 7 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents are comprised of stock options and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three and six months ended June 30, 2011, anti-dilutive options excluded from the calculations totaled 315,827 options (with an exercise price of $11.12) and 7,482 options (with an exercise price of $12.51).  For the three and six months ended June 30, 2010, anti-dilutive options excluded from the calculations totaled 334,965 options (with an exercise price of $11.12) and 7,483 options (with an exercise price of $12.51).  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$762,000	$680,000	$1,159,000	$993,000

Weighted-average common shares outstanding: (1)
Basic	6,826,963	6,813,901	6,827,055	6,813,992
Effect of dilutive stock options and restrictive stock awards	-	-	-	-
Diluted	6,826,963	6,813,901	6,827,055	6,813,992

Net income per common share: (1)
Basic	$0.11	$0.10	$0.17	$0.15
Diluted	$0.11	$0.10	$0.17	$0.15

 (1) The number of shares outstanding for the three and six months ended June 30, 2011 have been adjusted to give  recognition to the exchange ratio (0.9978) applied in the Conversion.  For comparative purposes, the weighted average shares outstanding and resulting net income per share for the three and six months ended June 30, 2010 have been  restated to reflect the Conversion.

NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income is net income adjusted for any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gain/loss on available-for-sale securities). The purpose of reporting comprehensive income is to provide a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company’s sole source of other comprehensive income is the net unrealized gain on its available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Net income	$762	$680	$1,159	$993

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	226	(25)	101	144
Reclassification adjustment for gains realized in net income	(86)	(3)	(86)	(11)
Other comprehensive income (loss) before tax effect	140	(28)	15	133

Income tax effect related to items of other comprehensive income (loss)	19	121	(3)	179
Other comprehensive income (loss) net of tax effect	121	(149)	18	(46)
Total comprehensive income	$883	$531	$1,177	$947

NOTE 9 - EQUITY INCENTIVE PLAN

Under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (the “Incentive Plan”), the Company may grant up to 371,794 stock options and 148,717 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 520,511 shares of the Company’s common stock for issuance upon the grant or exercise of awards.  Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

The amounts and terms of the awards granted under the Incentive Plan are summarized in the following table.

	Grant date
	July 26,	December 18,	March 20,	March 21,	July 26,
	2008	2007	2007	2006	2005

Option awards
Awarded	997	1,995	7,483	6,485	353,799
Exercise price	$11.12	$11.12	$12.51	$11.12	$11.12
Maximum term in years	10	10	10	10	10
Restricted stock awards
Awarded	997	2,993	1,995	1,496	139,404

To date, stock option awards have been granted with an exercise price equal to the higher of the market price of the Company’s stock at the date of grant or $11.12, which was the market price of the Company’s stock at the date stock option awards were initially granted under the Incentive Plan.  All granted stock options and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below. The Company recorded share-based compensation expense of $4,550 for the three months ended June 30, 2011, compared to $138,940 for the three months ended June 30, 2010 in connection with the stock option and restricted stock awards. The expense declined in the 2011 period due to the final vesting of the initial grants.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  In determining the expected term of the option awards, the Company elected to follow the simplified method as permitted by the SEC Staff Accounting Bulletin 107.  Under this method, the Company has estimated the expected term of the options as being equal to the average of the vesting term plus the original contractual term. The Company estimated its volatility using the historical volatility of other, similar companies during a period of time equal to the expected life of the options. The risk-free rate for the periods within the contractual life of the options is based upon the U.S. Treasury yield curve in effect at the time of grant.  Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

	July 26,	December 18,	March 20,	March 21,	July 26,
Grant date	2008	2007	2007	2006	2005

Dividend yield	2.74%	2.20%	1.60%	1.89%	1.44%
Expected volatility	13.40%	11.00%	10.49%	11.20%	11.47%
Risk-free rate	3.56%	3.63%	4.48%	4.61%	4.18%
Expected life in years	6.5	6.5	6.5	6.5	6.5

Weighted average fair value of options at grant date	$1.51	$1.18	$2.55	$2.25	$2.47

NOTE 10 - DIVIDENDS

On April 25, 2011, the Company's Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on June 1, 2011, to stockholders of record as of the close of business on May 16, 2011.

Naugatuck Valley Mutual Holding Company, the Company's former mutual holding company and majority stockholder, waived receipt of its dividend upon non-objection of the Office of Thrift Supervision ("OTS").

NOTE 11 – FAIR VALUE

The Company uses fair value to record adjustments to certain assets and liabilities and to prepare required disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using market quotes. However, in many instances, there are no quoted market prices available. In such instances, fair values are determined using various valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability.

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$34,199	$34,199	$14,263	$14,263
Investment securities available for sale	28,181	28,181	31,683	31,683
Investment securities held-to-maturity	14,397	14,484	15,334	15,104
Loans held for sale	2,666	2,712	81	81
Loans receivable, net	484,176	502,413	473,521	478,104
Accrued income receivable	1,984	1,984	1,979	1,979
Servicing rights	423	471	364	420

Financial Liabilities
Deposits	$415,177	$413,271	$405,875	$403,091
Borrowed funds	90,741	92,690	102,842	104,766
Mortgagors' escrow accounts	4,855	4,855	4,832	4,832

 Fair Value Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Current accounting guidance establishes a fair value hierarchy based on the transparency of inputs participants use to price an asset or liability.  The fair value hierarchy prioritizes these inputs into the following three levels:

•	Level 1: Valuation is based upon unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2: Fair value is calculated using inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit ratings, etc.) or inputs that are derived principally or corroborated by market data by correlation or other means.

•
Level 3: Inputs for determining the fair value of the respective assets or liabilities are not observable. Level 3 valuations are reliant upon pricing models and techniques that require significant management judgment or estimation.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used by the Company is presented below:

Cash and cash equivalents - The carrying amount of cash, due from banks, and interest-bearing deposits is used to approximate fair value, given the short timeframe to maturity and as such assets do not present unanticipated credit concerns.

Investment Securities - When quoted prices are available in an active market, the Company classifies securities within Level 1 of the valuation hierarchy.  If quoted market prices are not available, the Company employs an independent pricing service who utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Level 2 securities include CMOs, mortgage backed securities and corporate bonds issued by GSEs.

When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as Level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation.  Auction-rate trust preferred securities (“ARPs”) are currently classified as Level 3.

Management uses an internally developed model to value ARPs.  The valuation model is based on a discounted cash flow using the expected value of the collateral preferred shares, either at call dates or the maturity date of the trust, the credit rating of the issuer of each of the ARPs, the expected yield during the holding period and current rates for U.S. Treasury securities matching the expected remaining term of the trust.  The expected value of the collateral preferred shares (either when called or upon maturity of the trust) is assumed to range between current market prices and par.  Discount rates are implied from observable market inputs. The resulting discounted cash flows for each of the ARPs indicated little to no impairment in the fair value of the securities.  On a quarterly basis, management reviews the trust preferred securities pricing generated from our internal model.

Loans Receivable - Loans held for sale are accounted for at the lower of cost or market. The fair value of loans held for sale are based on quoted market prices of similar or identical loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics. The Company employs an independent third party to provide fair value estimates for loans held for investment. Such estimates are calculated using discounted cash flow analysis, using market interest rates for comparable loans. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans is estimated using the net present value of the expected cash flows or the fair value of the underlying collateral if repayment is collateral dependent.

Accrued income receivable – The carrying amounts reported in the statement of financial condition approximate these assets’ fair value.

Mortgage-servicing rights – The Company sells residential mortgage loans with servicing rights retained. At the time of the sale, the Bank determines the value of the retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments.  If material, a portion of the gain on the sale of the loan is recognized as due to the value of the servicing rights, and a servicing asset is recorded.

The Company has engaged an independent third party to perform the servicing rights analysis on a quarterly basis.  The cost basis of loan servicing rights is amortized on a level yield basis over the period of estimated net servicing revenue and such amortization is included in the consolidated statement of income as a reduction of loan servicing fee income. Servicing rights are evaluated for impairment by comparing their aggregate carrying amount to their fair value. The fair value of loan servicing rights is estimated using a present value cash flow model.  The most important assumptions used in the valuation model are the anticipated rate of loan prepayments and discount rates. All assumptions are based on standards used by market participants.  Impairment is recognized as an adjustment to loan and servicing income.

Foreclosed Property and Repossessed Assets - Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the six months ended June 30, 2011 and 2010, foreclosed properties and repossessed assets with a carrying value of $488,000 and $287,000, respectively, were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. There were no subsequent valuation adjustments to foreclosed properties and repossessed assets for the six months ended June 30, 2011 and 2010.  Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3.

Deposit Liabilities - The fair values disclosed for demand deposits are by definition equal to the amount payable on demand at the reporting date which is also their carrying value. The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expensed monthly maturities on time deposits.

 Borrowed Funds - Carrying value is as an estimate of fair value for securities sold under agreements to repurchase and other short term debt that matures within 90 days. The fair values of other borrowings are estimated using discounted cash flow analyses based on current market rates adjusted, as appropriate, for associated credit and option risks.

Mortgagors’ escrow accounts – The carrying amounts reported in the statement of financial condition approximate the fair value of the mortgagors’ escrow accounts.

Under certain circumstances we make adjustment to fair value for our assets although they are not measured at fair value on an ongoing basis. These include assets that are measured at the lower of cost or market that were recognized at fair value (i.e., below cost) at the end of the period, as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

Assets and liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2011 are summarized below:

	June 30, 2011
	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities	$-	$20,197	$7,984	$28,181
Loans held for sale	-	2,712	-	2,712

Assets measured at fair value on a non-recurring basis:
Servicing rights	-	-	471	471
Impaired loans	-	10,021	7	10,028
Real estate owned and other repossessed assets	-	-	790	790

There were no significant transfers of assets between Levels 1, 2 or 3 of the fair value hierarchy during the three months ended June 30, 2011.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis:

	For the Six	For the Year
	Months Ended	Ended
	June 30,	December 31,
(In thousands)	2011	2010

Balance at beginning of period	$7,960	$7,880
New purchases	-	-
Transfer to (from) level 3	-	-
Increase (decrease) in fair value of securities included in accumulated other comprehensive income	24	80
Impairment charges included in net income	-	-
Proceeds from sale of level 3 securities	-	-
Redemptions at par	-	-
Balance at end of period	$7,984	$7,960

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the size, quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed below under “Item 1A – Risk Factors” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II of this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets increased by $28.0 million, or 4.9%, to $596.3 million from December 31, 2010 to June 30, 2011.  Cash and cash equivalents increased by $21.4 million, primarily as a result of the completion of the stock offering.  (See Note 1 in the Notes to Consolidated Financial Statements).  Net loans receivable increased by $10.7 million, or 2.3% over the period.  The increase in loans primarily reflects an increase of $7.7 million in one-to four-family loans, an increase of $4.7 million in multi-family and commercial real estate loans and an increase of $3.0 million in commercial business loans, partially offset by decreases in construction loans and consumer loans.  The increases in loans were primarily due to increased demand for these types of products through both purchases and refinances.  The construction loan portfolio has decreased as homes are sold on existing projects and consumer loans have decreased as customers have been paying off second mortgages as they refinance into first mortgages.

Total liabilities were $513.7 million at June 30, 2011 compared to $516.0 million at December 31, 2010.  Deposits at June 30, 2011 increased $9.3 million, or 2.3%, over December 31, 2010.  Between December 31, 2010 and June 30, 2011, core deposits (defined as all deposits other than certificates of deposit) increased $22.2 million while certificates of deposit decreased $12.9 million.  Management attributes the increase in core deposits to depositor preference to maintain funds in short term accounts given the expectation for higher market interest rates.  Additionally, at June 30, 2011, Naugatuck Valley Financial Corporation had $10.9 million of the stock offering proceeds on deposit in a checking account at Naugatuck Valley Savings and Loan. Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, decreased $12.1 million, from $102.8 million at December 31, 2010 to $90.7 million at June 30, 2011.  The increases in deposits were used primarily to fund the growth in loans.

Total stockholders’ equity increased $30.2 million, from $52.3 million at December 31, 2010 to $82.5 million at June 30, 2011.  The increase in stockholders’ equity was due to net stock offering proceeds of $31.2 million, net income of $1.2 million for the six month period, $73,000 contributed from Naugatuck Valley Mutual Holding company, a net increase in the unrealized gain on available for sale securities of $19,000 and $10,000 in capital adjustments related to our 2005 Equity Incentive Plan, partially offset by dividends of $220,000 paid to stockholders and funding of the Employee Stock Ownership Plan of $2.0 million.

Comparison of Operating Results For the Three and Six Months Ended June 30, 2011 and 2010

General.     For the three months ended June 30, 2011, the Company recorded net income of $762,000 compared to $680,000 for the three months ended June 30, 2010, an increase of $82,000 or 12.1%.  Net income increased $166,000 to $1.2 million for the six months ended June 30, 2011 from $993,000 for the six months ended June 30, 2010.  The increase in the three month period was primarily due to a higher level of noninterest income and a lower level of noninterest expense, partially offset by a lower level of net interest income and higher loan loss provisions.  The increase in the six month period was primarily due to a higher level of noninterest income and lower loan loss provisions, partially offset by lower net interest income and higher noninterest expense.

Net Interest Income. Net interest income for the quarter ended June 30, 2011 totaled $4.58 million compared to $4.61 million for the quarter ended June 30, 2010, a decrease of $33,000 or 0.7%.  For the six month period ended June 30, 2011, net interest income totaled $9.0 million, compared to $9.1 million for the six months ended June 30, 2010.  The decrease in net interest income was primarily due to a decrease in interest income in both periods.  Interest income decreased by $322,000, or 4.5%, in the three month period, and decreased by $704,000, or 4.9% in the six month period.  The decrease was primarily due to a decrease in the average rates earned on interest earning assets. The average rates earned on loans and investments decreased by 28 basis points and 30 basis points in the three and six month periods, respectively.  The average balances of interest earning assets increased by 0.7% and by 0.6% for the three and six months ended June 30, 2011, respectively.  The increase in interest earning assets is attributed primarily to a 14.9% and a 14.6% increase in the investment portfolio over the same periods.  The average balances in the loan portfolio decreased by 0.1% and by 0.2% in the three and six month periods, respectively.  The decrease is due primarily to the sale of new production of residential mortgages through the Bank’s secondary mortgage operation.

The decrease in interest income was partially offset by a decrease in interest expense.  The average rates paid on interest bearing liabilities decreased by 26 basis points and by 24 basis points in the three and six month periods, respectively.  The Company experienced an increase in the average balances of deposits of 7.9% and 7.3% for the three and six months ended June 30, 2011, respectively.  The average balances of borrowings decreased by 18.1% and 17.7% over the same periods.  The largest increases in deposits were experienced in savings accounts and checking accounts in both the three and six month periods.  The increases in deposits were primarily used to fund growth in loans.

The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2011 and 2010.

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2011	2010	% Change		2011	2010	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,452	$6,782	(4.87	) %	$12,784	$13,466	(5.06	) %
Fed Funds sold	-	1	(100.00)		1	1	-
Investment securities	406	402	1.00		830	862	(3.71)
Federal Home Loan Bank stock	5	-	N/A		10	-	N/A
Total interest income	6,863	7,185	(4.48)		13,625	14,329	(4.91)
Interest expense:
Certificate accounts	1,541	1,634	(5.69)		3,128	3,292	(4.98)
Regular savings accounts	119	108	10.19		223	194	14.95
Checking and NOW accounts	11	13	(15.38)		22	24	(8.33)
Money market savings accounts	47	60	(21.67)		91	117	(22.22)
Total interest-bearing deposits	1,718	1,815	(5.34)		3,464	3,627	(4.49)
FHLB advances	547	731	(25.17)		1,136	1,503	(24.42)
Other borrowings	17	25	(32.00)		40	57	(29.82)
Total interest expense	2,282	2,571	(11.24)		4,640	5,187	(10.55)
Net interest income	$4,581	$4,614	(0.72	) %	$8,985	$9,142	(1.72	) %

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$482,774	5.35%	$483,397	5.61%	$478,351	5.35%	$479,210	5.62%
Fed Funds sold	2,100	0.00	3,400	0.12	2,126	0.09	3,762	0.05
Investment securities	43,539	3.73	37,889	4.24	44,535	3.73	38,876	4.43
Federal Home Loan Bank stock	6,252	0.32	6,252	0.00	6,252	0.32	6,252	0.00

Total interest-earning assets	$534,665	5.13	$530,938	5.41	$531,264	5.13	$528,100	5.43

Interest-bearing liabilities
Certificate accounts	$233,623	2.64	$235,848	2.77	$235,935	2.65	$234,759	2.80
Regular savings accounts & escrow	93,987	0.51	74,178	0.58	89,631	0.50	71,315	0.54
Checking and NOW accounts	69,871	0.06	57,550	0.09	64,669	0.07	56,913	0.08
Money market savings accounts	28,080	0.67	26,693	0.90	27,443	0.66	26,289	0.89

Total interest-bearing deposits	425,561	1.61	394,269	1.84	417,678	1.66	389,276	1.86
FHLB advances	86,692	2.52	107,524	2.72	87,661	2.59	108,703	2.77
Other borrowings	9,841	0.69	10,273	0.97	11,395	0.70	11,714	0.97

Total interest-bearing liabilities	$522,094	1.75%	$512,066	2.01%	$516,734	1.80%	$509,693	2.04%

Allowance for Loan Losses and Asset Quality.  The allowance for loan losses is a valuation allowance for the probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis, or more often if warranted.  When additional allowances are needed a provision for loan losses is charged against earnings.  The recommendations for increases or decreases to the allowance are presented by management to the Board of Directors on a quarterly basis, or more often if warranted. The methodology for assessing the appropriateness of the allowance for loan losses consists of the following process:

On a quarterly basis, or more often if warranted, management analyzes the loan portfolio.  For individually evaluated loans that are considered impaired, an allowance will be established based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependant, the fair value of the collateral.  A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual term of the loan agreement.

All other loans, including loans that are individually evaluated but not considered impaired, are segregated into groups based on similar risk factors. Each of these groups is then evaluated based on several factors to estimate credit losses. Management will determine for each category of loans with similar risk characteristics the historical loss rate. Historical loss rates provide a reasonable starting point for the Bank’s analysis but analysis and trends in losses do not form a sufficient basis to determine the appropriate level of the loan loss allowance. Management also considers qualitative and environmental factors likely to cause losses. These factors include but are not limited to: changes in the amount and severity of past due, non-accrual and adversely classified loans; changes in local, regional, and national economic conditions that will affect the collectibility of the portfolio; changes in the nature and volume of loans in the portfolio; changes in concentrations of credit, lending area, industry concentrations, or types of borrowers; changes in lending policies, procedures, competition, management, portfolio mix, competition, pricing, loan to value trends, extension and modification requests; and loan quality trends. This analysis establishes factors that are applied to each of the segregated groups of loans to determine an acceptable level of loan loss allowance.

In addition, we engage an independent consultant to review our commercial loan portfolio and consider recommendations based on their review of specific credits in the portfolio for classifying and monitoring these loans.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. In addition, because further events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio during their examination process, will not request us to increase our allowance for loan losses based on information available to them at the time of their examination and their judgment, which may differ from ours.

Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2011 and 2010.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Allowance at beginning of period	$6,684	$4,796	$6,393	$3,996
Provision for loan losses	650	361	1,088	1,171

Charge-offs	(116)	(38)	(263)	(48)
Recoveries	1	-	1	-
Net recoveries (charge-offs)	(115)	(38)	(262)	(48)
Allowance at end of period	$7,219	$5,119	$7,219	$5,119

The provision for loan losses was $650,000 for the three months ended June 30, 2011, compared to $361,000 for the same period in 2010.  Provisions of $1.1 million and $1.2 million were recorded for the six months ended June 30, 2011 and 2010, respectively.  As a result of the provisions in 2010 and the first two quarters of 2011, the level of allowance for loan losses to gross loans rose from 1.05% at June 30, 2010 to 1.47% at June 30, 2011.  The balances of non-performing assets decreased $855,000 between December 31, 2010 and June 30, 2011.  Classified assets also decreased $2.4 million over the same period.  Charge-offs were $116,000 and $263,000 during the three and six months ended June 30, 2011, respectively, compared to $38,000 and $48,000 during the three and six months ended June 30, 2010, respectively.  The charge-offs in the 2011 period were due to the write-down of $115,000 on a one- to four-family loan which is in the process of foreclosure, a participation loan for which the collateral was sold, resulting in a loss of $43,000, two commercial business loans totaling $73,000 that were charged off, and the partial charge off in the amount of $32,000 of two commercial term loans as a part of a workout of a non-performing commercial relationship.  The balance of this relationship was paid in full during March 2011.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated.  The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At June 30,	At December 31,
	2011	2010	% Change
	(Dollars in thousands)
Nonaccrual loans	$9,821	$11,127	(11.74	) %
Troubled debt restructurings	6,843	6,761	1.21
Real estate owned	700	331	111.48
Other repossessed assets	90	90	-
Total nonperforming assets	$17,454	$18,309	(4.67	) %

Total nonperforming loans to total loans	3.39%	3.73%	(9.12	) %

Total nonperforming loans to total assets	2.79%	3.15%	(11.43	) %

Total nonperforming assets to total assets	2.93%	3.22%	(9.01	) %

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,	At December 31,
	2011	2010
	(In thousands)

Special mention assets	$28,081	$28,593
Substandard assets	30,819	33,377
Doubtful assets	791	111
Loss assets	-	-
Total classified assets	$59,691	$62,081

The 3.8% decrease in the level of classified assets from December 31, 2010 to June 30, 2011 was primarily in our commercial loan portfolio.  Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and allowance for loan losses (both general reserves and, in certain cases, specific reserves) have been established to account for the increased credit risk of these assets.  At June 30, 2011, $17.5 million of classified assets were nonperforming assets, compared to $18.3 million at December 31, 2010.

Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2011 and 2010.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)
Mortgage banking income	$355	$89	298.88%	$483	$115	320.00%
Fees for other services	233	131	77.86	406	271	49.82
Fees for services related to deposit accounts	213	244	(12.70)	426	490	(13.06)
Net gain on investments	86	3	2,766.67	233	11	2,018.18
Income from bank owned life insurance	78	83	(6.02)	155	167	(7.19)
Income from investment advisory services, net	65	54	20.37	139	95	46.32
Other income	32	55	(41.82)	57	81	(29.63)
Total	$1,062	$659	61.15%	$1,899	$1,230	54.39%

Noninterest income increased $403,000, or 61.2%, for the quarter ended June 30, 2011, and increased $669,000, or 54.4% in the six month period, as compared to the respective 2010 periods.  The increase in both periods is primarily due increased income generated by increased activity in the secondary mortgage market, combined with increases in fees for other services.  These increases were partially offset by a decrease in fees for services related to deposit accounts and income from bank owned life insurance.  Additionally, the six month period includes a partial recovery of $147,000 with respect to Fannie Mae auction rate pass-through certificates on which an other-than-temporary impairment charge of $3.2 million was recorded in the third quarter of 2008.

 Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2011 and 2010.

	Three Months				Six Months
	Ended March 31,				Ended June 30,
	2011	2010	% Change		2011	2010	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$2,358	$2,122	11.12%		$4,715	$4,196	12.37%
Office occupancy	565	592	(4.56)		1,172	1,178	(0.51)
FDIC insurance premiums	172	170	1.18		376	332	13.25
Professional fees	122	107	14.02		259	218	18.81
Directors compensation	110	172	(36.05)		286	388	(26.29)
Advertising	106	93	13.98		205	166	23.49
Computer processing	64	233	(72.53)		326	462	(29.44)
Office supplies	50	45	11.11		97	95	2.11
Loss on foreclosed real estate, net	49	13	276.92		88	31	183.87
Public company expenses	30	37	(18.92)		48	48	-
Costs related to terminated merger	-	88	(100.00)		-	154	(100.00)
Other expenses	260	247	5.26		564	505	11.68
Total	$3,886	$3,919	(0.84	) %	$8,136	$7,773	4.67%

Noninterest expense was $3.9 million for both quarters ended June 30, 2011and June 30, 2010. For the six months ended June 30, 2011 noninterest expense was $8.1 million, compared to $7.8 million for the six months ended June 30, 2010.  The increase in the six month period was the result of increases in compensation costs ($519,000), loss on foreclosed real estate ($57,000), FDIC insurance ($44,000), professional fees ($41,000), and advertising ($39,000), partially offset by decreases in computer processing ($136,000), directors compensation ($102,000), and office occupancy ($6,000) over the 2010 period.  Increases in compensation and advertising were due primarily to the expansion of our secondary mortgage operation.  Additionally, costs of $154,000 associated with the previously announced terminated acquisition are included in the 2010 period.

Income Taxes. Provision for income taxes was $345,000 for the quarter ended June 30, 2011 compared to $313,000 for the quarter ended June 30, 2010, and $501,000 for the six months ended June 30, 2011 compared to $435,000 for the six months ended June 30, 2010.  The primary reason for the increase was the higher level of net income before provision for income taxes.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations.  The Company’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and advances from the Federal Home Loan Bank of Boston.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Each quarter the Company projects liquidity availability and demands on this liquidity for the next 90 days.  The Company regularly adjusts its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in federal funds and short- and intermediate-term U.S. Government agency obligations.

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2011, cash and cash equivalents totaled $34.2 million, including federal funds of $1.1 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $28.2 million at June 30, 2011.  At June 30, 2011, the Company had the ability to borrow a total of $154.9 million from the Federal Home Loan Bank of Boston, of which $85.2 million in borrowings was outstanding, along with $5.5 million in repurchase agreements.  At June 30, 2011, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date.  In addition, at June 30, 2011, the Company had the ability to borrow $15 million from the Federal Reserve Bank Discount Window and $3.5 million from a correspondent bank.  The Company had no advances outstanding on either of these lines at June 30, 2011.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	June 30,	December 31,
(In thousands)	2011	2010
Commitments to extend credit:
Loan commitments	$5,776	$12,233
Unused lines of credit	19,909	19,751
Amounts due mortgagors on construction loans	15,968	17,867
Amounts due on commercial loans	23,550	19,788
Commercial letters of credit	5,573	4,198

Certificates of deposit due within one year of June 30, 2011 totaled $159.6 million, or 38.4% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before June 30, 2012.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, the Company (on a consolidated basis) has remained highly liquid.  The Company is not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material decrease in liquidity.  The Company expects that all of our liquidity needs, including the contractual commitments stated above, the estimated costs of our branch expansion plans and increases in loan demand can be met by our currently available liquid assets and cash flows.  In the event loan demand was to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or the Federal Reserve Bank Discount Window.  The Company expects that our currently available liquid assets and our ability to borrow from both the Federal Home Loan Bank of Boston and the Federal Reserve Bank would be sufficient to satisfy our liquidity needs without any material adverse effect on our liquidity.

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the three months ended June 30, 2011, the Company originated $92.7 million of loans, including renewals, refinances and advances.  These activities were funded primarily by the proceeds from sales and maturities of available-for-sale securities and held to maturity securities of $4.6 million and an increase of $9.3 million in deposits.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $9.3 million for the six months ended June 30, 2011.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net decrease in Federal Home Loan Bank advances and repurchase agreements of $12.1 million for the six months ended June 30, 2011.  The increases in deposits were used primarily to fund the growth in loans and to repay borrowings.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $12.4 million at June 30, 2011.

The Company is not subject to separate regulatory capital requirements.  At June 30, 2011, the Bank was subject to the regulatory capital requirements of the OTS, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2011, the Bank exceeded all of its regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at June 30, 2011.

			Naugatuck Valley
	OTS Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	$72,564	16.53%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	67,071	15.28%

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	67,071	11.24%

Tangible Equity Capital (to Tangible Assets)	1.50%	2.00%	67,071	11.24%

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risks.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, amounts due on construction loans, amounts due on commercial loans, commercial letters of credit and commitments to sell loans.

For the six months ended June 30, 2011, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk.  The Company manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect the Company’s earnings while decreases in interest rates may beneficially affect the Company’s earnings.  To reduce the potential volatility of the Company’s earnings, the Company has sought to improve the match between assets and liability maturities (or rate adjustment periods), while maintaining an acceptable interest rate spread, by originating adjustable-rate mortgage loans for retention in the loan portfolio, variable-rate home equity lines and variable-rate commercial loans and by purchasing variable-rate investments and investments with expected maturities of less than 10 years.  The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

The Bank’s Asset/Liability Committee communicates, coordinates and controls all aspects of asset/liability management.  The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the OTS to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the OTS, presents the change in the Bank’s net portfolio value at March 31, 2011 (the most current information available) that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that the Bank might take to counteract that change.

					Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value				Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change		NPV Ratio	Change
	(Dollars in thousands)

300 bp	$37,074	$(24,004)	(39	) %	6.75%	(3.70	) %
200	46,252	(14,826)	(24	) %	8.23%	(2.22	) %
100	54,925	(6,153)	(10	) %	9.56%	(0.89	) %
50	58,483	(2,595)	(4	) %	10.08%	(0.37	) %
0	61,078	-	-		10.45%	-
(50)	63,069	1,991	3%		10.72%	0.27%
(100)	64,492	3,414	6%		10.90%	0.45%

The OTS uses certain assumptions in assessing the interest rate risk of savings associations.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.

The Company is not involved in any pending legal proceedings.  The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Item 1A. – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Not applicable.

(b)           On June 29, 2011, the Company completed its offering of common stock, $0.01 par value per share, in connection with the Conversion.  The stock offering consisted of two parts:  (i) the sale of shares of common stock by the Company for its own account in a subscription and community offering (the “Stock Offering”), from which the Company received cash proceeds, and (ii) the issuance by the Company of shares of its common stock to the holders of the outstanding shares of common stock of the Federal Corporation (other than the MHC) in exchange for their shares of Federal Corporation common stock based on an exchange ratio of 0.9978 share of Company common stock for each share of Federal Corporation common stock (the “Exchange Offering”).  The Company did not receive any cash proceeds in the Exchange Offering.

Both the Stock Offering and the Exchange Offering were conducted pursuant to a Registration Statement on Form S-1, as amended (File No. 333-167482), declared effective on May 13, 2011.  The Form S-1 registered, based on an offering price of $8.00 per share, 5,124,688 shares of common stock ($40,997,504 in the aggregate) with respect to the Stock Offering and 3,475,450 shares of common stock ($27,803,600 in the aggregate) with respect to the Exchange Offering.  The Company issued 2,829,358 shares of common stock ($22,634,684 in the aggregate) in the Exchange Offering (cash was paid in lieu of fractional shares based on the offering price of $8.00 per share).  The Company sold 4,173,008 shares of common stock ($33,384,064 in the aggregate) in the Stock Offering, from which it received net proceeds of approximately $31.3 million after deducting offering expenses of approximately $2.1 million.  None of the offering expenses constituted direct or indirect payments to directors, officers or greater-than 10% shareholders of the Company or their respective affiliates.  The Company engaged Stifel, Nicolaus & Company, Incorporated to assist in the marketing of the common stock in the Stock Offering.

From the net proceeds of the Stock Offering, the Company contributed approximately $20.3 million to Naugatuck Valley Savings and Loan (the “Bank”) and loaned $2,003,040 to the Bank’s Employee Stock Ownership Plan (the “ESOP”) to enable the ESOP to purchase 250,380 shares of common stock , or 6%, of the shares sold in the in the Stock Offering.  The use of proceeds did not represent a material change in the use of proceeds described in the prospectus.

(c)           The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2011.

Item 3. – Defaults Upon Senior Securities.  Not applicable

Item 4. – (Removed and Reserved)

Item 5. – Other Information.  Not applicable

Item 6. – Exhibits.

Exhibits –

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

* Furnished, not filed.

(1)  Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.

(2)  Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.

(3)  Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation

Date: August 15, 2011	By:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date: August 15, 2011	By:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)