Form 10-Q/A
period 2011-06-30
Naugatuck Valley Financial Corp
filed 2011-10-18
CIK 1493552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
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

As of October 10, 2011, there were 7,002,292 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Explanatory Note

This Quarterly Report on Form 10-Q/A contains the restated unaudited consolidated financial statements as of June 30, 2011 and for the three-month and six-month periods ended June 30, 2011, together with related disclosures.  Such restated financial statements and related disclosures reflect the recordation in the quarter ended June 30, 2011 of an additional provision for loan losses of $390,000 as previously reported in the Current Report on Form 8-K previously filed on October 5, 2011.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
(In thousands, except share data)
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from depository institutions	$33,130	$11,686
Investment in federal funds	1,069	2,577
Investment securities available-for-sale, at fair value	28,181	31,683
Investment securities held-to-maturity, at amortized cost	14,397	15,334
Loans held for sale	2,666	81
Loans receivable, net	483,786	473,521
Accrued income receivable	1,984	1,979
Foreclosed real estate and repossessed assets, net	790	421
Premises and equipment, net	9,748	9,612
Bank owned life insurance	9,403	9,248
Federal Home Loan Bank stock, at cost	6,252	6,252
Deferred income taxes	2,292	2,413
Other assets	2,319	3,446

Total assets	$596,017	$568,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$415,177	$405,875
Borrowed funds	90,741	102,842
Mortgagors' escrow accounts	4,855	4,832
Other liabilities	2,956	2,444

Total liabilities	513,729	515,993

Commitments and contingencies

Stockholders' equity (1)
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;
7,002,366 and 7,587,645 shares issued; 7,002,366 and 7,003,186 shares
outstanding at June 30, 2011 and December 31, 2010, respectively	70	76
Paid-in capital	58,940	33,786
Retained earnings	26,667	25,986
Unearned ESOP shares (423,843 shares at June 30, 2011 and 173,463
shares at December 31, 2010)	(3,741)	(1,738)
Unearned stock awards (2,195 shares at June 30, 2011 and 2,893 shares
at December 31, 2010)	(21)	(29)
Treasury stock, at cost (no shares at June 30, 2011 and 587,579 shares
at December 31, 2010)	-	(6,176)
Accumulated other comprehensive income	373	355

Total stockholders' equity	82,288	52,260

Total liabilities and stockholders' equity	$596,017	$568,253

(1) Share data for period ended December 31, 2010 has been restated to reflect the effect of the Company's stock offering and concurrent second-step conversion effective June 29, 2011 at an exchange ratio of 0.9978.

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Interest income
Interest on loans	$6,452	$6,782	$12,784	$13,466
Interest and dividends on investments and deposits	411	403	841	863
Total interest income	6,863	7,185	13,625	14,329

Interest expense
Interest on deposits	1,718	1,815	3,464	3,627
Interest on borrowed funds	564	756	1,176	1,560
Total interest expense	2,282	2,571	4,640	5,187

Net interest income	4,581	4,614	8,985	9,142

Provision for loan losses	1,040	361	1,478	1,171

Net interest income after provision for loan losses	3,541	4,253	7,507	7,971

Noninterest income
Mortgage banking income	355	89	483	115
Fees for other services	233	131	406	271
Fees for services related to deposit accounts	213	244	426	490
Net gain on investments	86	3	233	11
Income from bank owned life insurance	78	83	155	167
Income from investment advisory services, net	65	54	139	95
Other income	32	55	56	81
Total noninterest income	1,062	659	1,898	1,230

Noninterest expense
Compensation, taxes and benefits	2,358	2,122	4,715	4,196
Office occupancy	565	592	1,172	1,178
FDIC insurance premiums	172	170	376	332
Professional fees	122	107	259	218
Directors compensation	110	172	286	388
Advertising	106	93	205	166
Computer processing	64	233	326	462
Office supplies	50	45	97	95
Loss on foreclosed real estate, net	49	13	88	31
Public company expenses	30	37	48	48
Costs related to terminated merger	-	88	-	154
Other expenses	260	247	564	505
Total noninterest expense	3,886	3,919	8,136	7,773

Income before provision for income taxes	717	993	1,269	1,428

Provision for income taxes	212	313	368	435

Net income	$505	$680	$901	$993

Earnings per common share - basic and diluted (1)	$0.07	$0.10	$0.13	$0.15

(1) Earnings per share for the three and six months ended June 30, 2010 have been restated to reflect the effect of the Company's stock offering and concurrent second-step conversion effective June 29, 2011 at an exchange ratio of 0.9978.

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholder’s Equity
(Unaudited, in thousands, except share data)
	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
	Stock	Capital	Earnings	Shares	Awards	Stock	Income	Total

Balance at December 31, 2010	$76	$33,786	$25,986	$(1,738)	$(29)	$(6,176)	$355	$52,260
Exchange of common stock pursuant to reorganization and concurrent second-step stock offering	(6)	25,150	-	-	-	6,177	-	31,321
Dividends declared ($0.06 per common share)	-	-	(220)	-	-	-	-	(220)
Stock based compensation (698 shares vested)	-	-	-	-	8	-	-	8
Stock based compensation options	-	4	-	-	-	-	-	4
Shares purchased for ESOP pursuant to reorganization (250,380 shares)	-	-	-	(2,003)	-	-	-	(2,003)
Treasury stock acquired (195 shares)	-	-	-	-	-	(1)	-	(1)
Comprehensive income:
Net income	-	-	901	-	-	-	-
Net change in unrealized holding gain on available- for-sale securities, net of tax effect							18
Comprehensive income								919

Balance at June 30, 2011	$70	$58,940	$26,667	$(3,741)	(21)	$-	$373	$82,288

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)
	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net income	$901	$993
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,478	1,171
Depreciation and amortization expense	393	396
Gain on sale of loans held for sale	(350)	(71)
Origination of loans held for sale	(18,664)	(9,885)
Proceeds from sale of loans held for sale	16,429	9,396
Net amortization from investments	73	24
Amortization of intangible assets	17	17
Deferred income tax provision	124	-
Net loss on other real estate owned	11	-
Stock-based compensation	92	342
Net gain on investments	(233)	(11)
Net change in:
Accrued income receivable	(5)	70
Deferred loan fees	(44)	39
Cash surrender value of life insurance	(155)	(167)
Other assets	1,111	716
Other liabilities	432	208
Net cash provided by operating activities	1,610	3,238
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	2,468	3,388
Proceeds from sale of available-for-sale securities	1,522	7,775
Proceeds from maturities of held-to-maturity securities	624	217
Purchase of available-for-sale securities	-	(8,995)
Purchase of held-to-maturity securities	-	(2,089)
Loan originations net of principal payments	(12,187)	(11,365)
Purchase of property and equipment	(532)	(293)
Proceeds from the sale of other real estate owned	109	140
Net cash used by investing activities	(7,996)	(11,222)
Cash flows from financing activities
Net change in time deposits	(12,867)	6,299
Net change in other deposit accounts	22,169	7,056
Net change in mortgagors' escrow deposits	23	47
Advances from Federal Home Loan Bank	5,300	13,900
Repayment of advances from Federal Home Loan Bank	(15,935)	(18,057)
Net change in repurchase agreements	(1,466)	(2,290)
Proceeds from common stock offering, net of offering costs	31,322	(1)
Purchase of shares by ESOP pursuant to reorganization	(2,003)	(1)
Treasury stock acquired	(1)	(1)
Dividends paid to stockholders	(220)	(159)
Net cash provided by financing activities	26,322	6,793
Net change in cash and cash equivalents	19,936	(1,191)
Cash and cash equivalents at beginning of period	14,263	12,146
Cash and cash equivalents at end of period	$34,199	$10,955
Cash paid during the period for:
Interest	$4,657	$5,213
Income taxes	76	501
Non-cash transactions:
Transfer of loans to foreclosed assets	$488	$287

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

	At June 30, 2011
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Mortgage backed securities - GSEs	2	$6,777	$(52)

Total securities in unrealized loss position	2	$6,777	$(52)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Collateralized mortgage obligations	1	$321	$(75)
Auction-rate trust preferred securities	2	2,184	(216)

Total securities in unrealized loss position	3	$2,505	$(291)

	At December 31, 2010
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Collateralized mortgage obligations	1	$182	$(3)
Mortgage backed securities - GSEs	5	14,028	(256)

Total securities in unrealized loss position	6	$14,210	$(259)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Collateralized mortgage obligations	1	$376	$(58)
Auction-rate trust preferred securities	2	2,160	(240)

Total securities in unrealized loss position	3	$2,536	$(298)

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Real estate loans:
One-to-four family	$227,028	$219,286
Construction	29,847	30,921
Multi-family and commercial real estate	164,961	160,235
Total real estate loans	421,836	410,442

Commercial business loans	37,713	34,742
Consumer loans:
Savings accounts	873	956
Personal	203	236
Automobile	141	168
Home equity	33,077	34,807
Total consumer loans	34,294	36,167
Totals loans	493,843	481,351

Less:
Allowance for loan losses	7,609	6,393
Undisbursed construction loans	2,088	1,034
Deferred loan origination fees, net	360	403
Loans receivable, net	$483,786	$473,521

Weighted average yield	5.36%	5.47%

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

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Office of Thrift Supervision (and its successor, The Office of the Comptroller of the Currency), as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

Transactions in the allowance for loan losses account were as follows for the periods indicated:

	Six Months Ended	For the Year Ended
	June 30,	December 31,
(In thousands)	2011	2010

Balance at beginning of year	$6,393	$3,996
Provision for loan losses	1,478	3,360
Charge-offs	(263)	(978)
Recoveries	1	15

Balance at end of period	$7,609	$6,393

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

	For the Six Months Ended June 30, 2011
(In thousands)	One-to-Four Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses:

Beginning Balance	$1,585	$600	$2,714	$884	$610	$6,393
Provision for (reduction in) loan losses	222	189	892	(6)	181	1,478
Charge-offs	(115)	-	(43)	(105)	-	(263)
Recoveries	-	-	-	1	-	1
Ending Balance	$1,692	$789	$3,563	$774	$791	$7,609
Ending Balance individually evaluated for impairment	$2,443	$8,437	$1,806	$371	$471	$13,528
Ending Balance collectively evaluated for impairment	$224,585	$21,410	$163,155	$37,342	$33,823	$480,315

	For the Year Ended December 31, 2010
(In thousands)	One-to-Four Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses:

Beginning Balance	$1,044	$632	$1,489	$481	$350	$3,996
Provision for loan losses	568	138	1,225	1,142	287	3,360
Charge-offs	(27)	(170)	-	(754)	(27)	(978)
Recoveries	-	-	-	15	-	15
Ending Balance	$1,585	$600	$2,714	$884	$610	$6,393
Ending Balance individually evaluated for impairment	$2,677	$4,059	$1,106	$1,598	$277	$9,717
Ending Balance collectively evaluated for impairment	$216,609	$26,862	$159,129	$33,144	$35,890	$471,634

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

The following tables are a summary of the loan portfolio quality indicators by loan class as of June 30, 2011:

Commercial Loans - Credit Risk Profile by Internally Assigned Grade:
	At June 30, 2011
(In thousands)	Commercial Loans	Commercial Real Estate Construction	Commerical Real Estate
Grade:
4	$6,006	$219	$32,288
5	25,970	10,575	105,933
6	3,083	6,056	14,253
7	2,570	8,485	12,487
8	84	-	-
Total	$37,713	$25,335	$164,961

Consumer Loans - Credit Risk Profile by Internally Assigned Grade:
	At June 30, 2011
(In thousands)	Residential - Prime	Residential - Construction

Grade:
Pass	$222,159	$4,512
Special Mention	546	-
Substandard	3,553	-
Doubtful	770	-
Total	$227,028	$4,512

Consumer Loans - Credit Risk Profile Based on Payment Activity:
At June 30, 2011
(In thousands)	Consumer - Other
Grade:
Performing	$33,692
Nonperforming	602
Total	$34,294

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
(In thousands)	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days (Nonaccrual)	Total Past Due	Current	Carrying Amount > 90 Days and Accruing	Considered Current That Have Been Modified in Previous Year
Commercial
Commercial - other	$168	$149	$1,273	$1,590	$36,123	$-	$93
Commercial RE construction	-	-	5,363	5,363	19,972	-	5,532
Commercial RE	2,706	333	5,522	8,561	156,400	-	4,228
Consumer
Consumer - other	281	84	602	967	33,327	-	94
Residential
Residential -prime	1,447	236	3,904	5,587	225,953	-	976
Residential -subprime	-	-	-	-	-	-	-
Total	$4,602	$802	$16,664	$22,068	$471,775	$-	$10,923

	As of December 31, 2010
(In thousands)	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days (Nonaccrual)	Total Past Due	Current	Carrying Amount > 90 Days and Accruing	Considered Current That Have Been Modified in Previous Year
Commercial
Commercial - other	$60	$115	$1,356	$1,531	$33,211	$-	$2,494
Commercial RE construction	2,707	-	5,151	7,858	20,284	-	4,379
Commercial RE	1,686	258	6,242	8,186	152,049	-	16,525
Consumer
Consumer - other	470	100	515	1,085	35,082	-	208
Residential
Residential -prime	1,745	18	4,624	6,387	215,678	-	1,141
Residential -subprime	-	-	-	-	-	-	-
Total	$6,668	$491	$17,888	$25,047	$456,304	$-	$24,747

The following table is a summary of nonaccrual loans by loan class as of June 30, 2011 and December 31, 2010:

Loans on Nonaccrual Status
	As of
(In thousands)	June 30, 2011	December 31, 2010

Commercial	$1,273	$1,356
Commercial - real estate
Commercial RE construction	5,363	5,151
Commercial RE	5,522	6,242
Consumer
Consumer - other	602	515
Residential
Residential -prime	3,904	4,624
Residential -subprime	-	-
Total	$16,664	$17,888

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

At June 30, 2011, the Company had $13.5 million of loans which were considered to be impaired, with a valuation allowance of $1.7 million, compared to $9.7 million of such loans at December 31, 2010 with a valuation allowance of $929,000.  The increase is primarily due to the classification of two residential development loans, three commercial loans secured by business assets, three residential mortgage loans and three home equity loans during the period, partially offset by removing from classified status one commercial business loan, one commercial mortgage and two residential mortgage loans, taking one residential mortgage loan into foreclosed assets and partially charging-off of one residential mortgage loan.

The following tables are a summary of impaired loans by class of loans as of June 30, 2011 and December 31, 2010:

	Impaired Loans
	For the Six Months Ended June 30, 2011
		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
(In thousands)	Amount	Balance	Allowance	Amount	Recognized
With no valuation allowance:
Commercial	$1,246	$1,246	$-	$1,231	$3
Consumer - other	1,672	1,672	-	1,735	21
With a valuation allowance:
Commercial	9,368	9,368	1,249	8,510	135
Consumer - other	1,242	1,242	465	1,243	9
Total:
Commercial	10,614	10,614	1,249	9,741	138
Consumer - other	2,914	2,914	465	2,978	30

	Impaired Loans
	For the Year Ended December 31, 2010
		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
(In thousands)	Amount	Balance	Allowance	Amount	Recognized
With no valuation allowance:
Commercial	$4,011	$4,011	$-	$3,985	$4
Consumer - other	1,137	1,137	-	1,139	28
With a valuation allowance:
Commercial	2,752	2,752	504	2,758	50
Consumer - other	1,816	1,816	425	1,802	53
Total:
Commercial	6,763	6,763	504	6,743	54
Consumer - other	2,953	2,953	425	2,941	81

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$505,000	$680,000	$901,000	$993,000

Weighted-average common shares outstanding: (1)
Basic	6,826,963	6,813,901	6,827,055	6,813,992
Effect of dilutive stock options
and restrictive stock awards	-	-	-	-
Diluted	6,826,963	6,813,901	6,827,055	6,813,992

Net income per common share: (1)
Basic	$0.07	$0.10	$0.13	$0.15
Diluted	$0.07	$0.10	$0.13	$0.15

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Net income	$505	$680	$901	$993

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	226	(25)	101	144
Reclassification adjustment for gains realized in net income	(86)	(3)	(86)	(11)

Other comprehensive income (loss) before tax effect	140	(28)	15	133

Income tax effect related to items of other comprehensive income (loss)	19	121	(3)	179

Other comprehensive income (loss) net of tax effect	121	(149)	18	(46)

Total comprehensive income	$626	$531	$919	$947

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

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$34,199	$34,199	$14,263	$14,263
Investment securities available for sale	28,181	28,181	31,683	31,683
Investment securities held-to-maturity	14,397	14,484	15,334	15,104
Loans held for sale	2,666	2,712	81	81
Loans receivable, net	483,786	502,023	473,521	478,104
Accrued income receivable	1,984	1,984	1,979	1,979
Servicing rights	423	471	364	420

Financial Liabilities
Deposits	$415,177	$413,271	$405,875	$403,091
Borrowed funds	90,741	92,690	102,842	104,766
Mortgagors' escrow accounts	4,855	4,855	4,832	4,832

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2011 are summarized below:

	June 30, 2011
	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities	$-	$20,197	$7,984	$28,181
Loans held for sale	-	2,712	-	2,712

Assets measured at fair value on a non-recurring basis:
Servicing rights	-	-	471	471
Impaired loans	-	11,807	7	11,814
Real estate owned and other repossessed assets	-	-	790	790

There were no significant transfers of assets between Levels 1, 2 or 3 of the fair value hierarchy during the three months ended June 30, 2011.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis:

	For the Six	For the Year
	Months Ended	Ended
	June 30,	December 31,
(In thousands)	2011	2010

Balance at beginning of period	$7,960	$7,880
New purchases	-	-
Transfer to (from) level 3	-	-
Increase (decrease) in fair value of securities included in accumulated other comprehensive income	24	80
Impairment charges included in net income	-	-
Proceeds from sale of level 3 securities	-	-
Redemptions at par	-	-
Balance at end of period	$7,984	$7,960

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets increased by $27.7 million, or 4.9%, from $568.3 million at December 31, 2010 to $596.0 million at June 30, 2011.  Cash and cash equivalents increased by $21.4 million, primarily as a result of the completion of the stock offering.  (See Note 1 in the Notes to Consolidated Financial Statements).  Net loans receivable increased by $10.3 million, or 2.2%.  The increase in loans primarily reflects an increase of $7.7 million in one-to four-family loans, an increase of $4.7 million in multi-family and commercial real estate loans and an increase of $3.0 million in commercial business loans, partially offset by decreases in construction loans and consumer loans.  The increases in loans were primarily due to increased demand for these types of products through both purchases and refinances.  The construction loan portfolio has decreased as homes are sold on existing projects and consumer loans have decreased as customers have been paying off second mortgages as they refinance into first mortgages.

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

Total stockholders’ equity increased $30.0 million, from $52.3 million at December 31, 2010 to $82.3 million at June 30, 2011.  The increase in stockholders’ equity was due to net stock offering proceeds of $31.2 million, net income of $901,000 for the six month period, $73,000 contributed from Naugatuck Valley Mutual Holding company, a net increase in the unrealized gain on available for sale securities of $19,000 and $10,000 in capital adjustments related to our 2005 Equity Incentive Plan, partially offset by dividends of $220,000 paid to stockholders and funding of the Employee Stock Ownership Plan of $2.0 million.

Comparison of Operating Results For the Three and Six Months Ended June 30, 2011 and 2010

General.     For the three months ended June 30, 2011, the Company recorded net income of $505,000 compared to $680,000 for the three months ended June 30, 2010, a decrease of $175,000 or 25.7%.  Net income decreased $92,000 to $901,000 for the six months ended June 30, 2011 from $993,000 for the six months ended June 30, 2010.  The decrease in the three month period was primarily due to a lower level of net interest income and higher loan loss provisions, partially offset by a higher level of noninterest income and a lower level of noninterest expense.  The decrease in the six month period was primarily due to lower net interest income, higher loan loss provisions  and higher noninterest expense, partially offset by a higher level of noninterest income.

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

The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2011 and 2010.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,452	$6,782	(4.87)%	$12,784	$13,466	(5.06)%
Fed Funds sold	-	1	(100.00)	1	1	-
Investment securities	406	402	1.00	830	862	(3.71)
Federal Home Loan Bank stock	5	-	N/A	10	-	N/A
Total interest income	6,863	7,185	(4.48)	13,625	14,329	(4.91)
Interest expense:
Certificate accounts	1,541	1,634	(5.69)	3,128	3,292	(4.98)
Regular savings accounts	119	108	10.19	223	194	14.95
Checking and NOW accounts	11	13	(15.38)	22	24	(8.33)
Money market savings accounts	47	60	(21.67)	91	117	(22.22)
Total interest-bearing deposits	1,718	1,815	(5.34)	3,464	3,627	(4.49)
FHLB advances	547	731	(25.17)	1,136	1,503	(24.42)
Other borrowings	17	25	(32.00)	40	57	(29.82)
Total interest expense	2,282	2,571	(11.24)	4,640	5,187	(10.55)
Net interest income	$4,581	$4,614	(0.72)%	$8,985	$9,142	(1.72)%

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$482,770	5.35%	$483,397	5.61%	$478,348	5.35%	$479,210	5.62%
Fed Funds sold	2,100	0.00	3,400	0.12	2,126	0.09	3,762	0.05
Investment securities	43,539	3.73	37,889	4.24	44,535	3.73	38,876	4.43
Federal Home Loan Bank stock	6,252	0.32	6,252	0.00	6,252	0.32	6,252	0.00

Total interest-earning assets	$534,661	5.13	$530,938	5.41	$531,261	5.13	$528,100	5.43

Interest-bearing liabilities
Certificate accounts	$233,623	2.64	$235,848	2.77	$235,935	2.65	$234,759	2.80
Regular savings accounts & escrow	93,987	0.51	74,178	0.58	89,631	0.50	71,315	0.54
Checking and NOW accounts	69,871	0.06	57,550	0.09	64,669	0.07	56,913	0.08
Money market savings accounts	28,080	0.67	26,693	0.90	27,443	0.66	26,289	0.89

Total interest-bearing deposits	425,561	1.61	394,269	1.84	417,678	1.66	389,276	1.86
FHLB advances	86,692	2.52	107,524	2.72	87,661	2.59	108,703	2.77
Other borrowings	9,841	0.69	10,273	0.97	11,395	0.70	11,714	0.97

Total interest-bearing liabilities	$522,094	1.75%	$512,066	2.01%	$516,734	1.80%	$509,693	2.04%

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Allowance at beginning of period	$6,684	$4,796	$6,393	$3,996
Provision for loan losses	1,040	361	1,478	1,171

Charge-offs	(116)	(38)	(263)	(48)
Recoveries	1	-	1	-
Net recoveries (charge-offs)	(115)	(38)	(262)	(48)
Allowance at end of period	$7,609	$5,119	$7,609	$5,119

The provision for loan losses was $1.0 million for the three months ended June 30, 2011, compared to $361,000 for the same period in 2010.  The increased provision in the 2011 period is due to the identification of additional weakness in the loan portfolio, primarily additional allocations for three loans that had been previously identified as impaired.  Provisions of $1.5 million and $1.2 million were recorded for the six months ended June 30, 2011 and 2010, respectively.  As a result of the provisions in 2010 and the first two quarters of 2011, the level of allowance for loan losses to gross loans rose from 1.05% at June 30, 2010 to 1.55% at June 30, 2011.  The balances of non-performing assets decreased $855,000 between December 31, 2010 and June 30, 2011.  Classified assets also decreased $3.9 million over the same period.  Charge-offs were $116,000 and $263,000 during the three and six months ended June 30, 2011, respectively, compared to $38,000 and $48,000 during the three and six months ended June 30, 2010, respectively.  The charge-offs in the 2011 period were due to the write-down of $115,000 on a one- to four-family loan which is in the process of foreclosure, the write down of a participation loan when the collateral was sold, resulting in a loss of $43,000, the charge off of two commercial business loans, totaling $73,000, and the partial charge off in the amount of $32,000 of two commercial term loans as a part of a workout of a non-performing commercial relationship.  The balance of this relationship was paid in full during March 2011.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated.  The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At June 30,	At December 31,
	2011	2010	% Change
	(Dollars in thousands)
Nonaccrual loans	$9,821	$11,127	(11.74)%
Troubled debt restructurings	6,843	6,761	1.21
Real estate owned	700	331	111.48
Other repossessed assets	90	90	-
Total nonperforming assets	$17,454	$18,309	(4.67)%

Total nonperforming loans to total loans	3.39%	3.73%	(9.12)%

Total nonperforming loans to total assets	2.80%	3.15%	(11.11)%

Total nonperforming assets to total assets	2.93%	3.22%	(9.01)%

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,	At December 31,
	2011	2010
	(In thousands)

Special mention assets	$27,672	$28,593
Substandard assets	30,433	33,377
Doubtful assets	91	111
Loss assets	-	-
Total classified assets	$58,196	$62,081

The 6.3% decrease in the level of classified assets from December 31, 2010 to June 30, 2011 was primarily in the commercial loan portfolio.  Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and allowance for loan losses (both general reserves and, in certain cases, specific reserves) have been established to account for the increased credit risk of these assets.  At June 30, 2011, $17.5 million of classified assets were nonperforming assets, compared to $18.3 million at December 31, 2010.

Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2011 and 2010.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)
Mortgage banking income	$355	$89	298.88%	$483	$115	320.00%
Fees for other services	233	131	77.86	406	271	49.82
Fees for services related to deposit accounts	213	244	(12.70)	426	490	(13.06)
Net gain on investments	86	3	2,766.67	233	11	2,018.18
Income from bank owned life insurance	78	83	(6.02)	155	167	(7.19)
Income from investment advisory services, net	65	54	20.37	139	95	46.32
Other income	32	55	(41.82)	56	81	(30.86)
Total	$1,062	$659	61.15%	$1,898	$1,230	54.31%

Noninterest income increased $403,000, or 61.2%, for the quarter ended June 30, 2011, and increased $668,000, or 54.3% in the six month period, as compared to the respective 2010 periods.  The increase in both periods is primarily due increased income generated by increased activity in the secondary mortgage market, combined with increases in fees for other services.  These increases were partially offset by a decrease in fees for services related to deposit accounts and income from bank owned life insurance.  Additionally, the six month period includes a partial recovery of $147,000 with respect to Fannie Mae auction rate pass-through certificates on which an other-than-temporary impairment charge of $3.2 million was recorded in the third quarter of 2008.

Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2011 and 2010.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$2,358	$2,122	11.12%	$4,715	$4,196	12.37%
Office occupancy	565	592	(4.56)	1,172	1,178	(0.51)
FDIC insurance premiums	172	170	1.18	376	332	13.25
Professional fees	122	107	14.02	259	218	18.81
Directors compensation	110	172	(36.05)	286	388	(26.29)
Advertising	106	93	13.98	205	166	23.49
Computer processing	64	233	(72.53)	326	462	(29.44)
Office supplies	50	45	11.11	97	95	2.11
Loss on foreclosed real estate, net	49	13	276.92	88	31	183.87
Public company expenses	30	37	(18.92)	48	48	-
Costs related to terminated merger	-	88	(100.00)	-	154	(100.00)
Other expenses	260	247	5.26	564	505	11.68
Total	$3,886	$3,919	(0.84)%	$8,136	$7,773	4.67%

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

Income Taxes. Provision for income taxes was $212,000 for the quarter ended June 30, 2011 compared to $313,000 for the quarter ended June 30, 2010, and $368,000 for the six months ended June 30, 2011 compared to $435,000 for the six months ended June 30, 2010.  The primary reason for the decrease was the lower level of net income before provision for income taxes.

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

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at June 30, 2011.

			Naugatuck Valley
	OTS Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	$72,302	16.48%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	66,813	15.23%

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	66,813	11.20%

Tangible Equity Capital (to Tangible Assets)	1.50%	2.00%	66,813	11.20%

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

				Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)

300 bp	$37,074	$(24,004)	(39)%	6.75%	(3.70)%
200	46,252	(14,826)	(24)%	8.23%	(2.22)%
100	54,925	(6,153)	(10)%	9.56%	(0.89)%
50	58,483	(2,595)	(4)%	10.08%	(0.37)%
0	61,078	-	-	10.45%	-
(50)	63,069	1,991	3%	10.72%	0.27%
(100)	64,492	3,414	6%	10.90%	0.45%

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

Naugatuck Valley Financial Corporation

Date:	October 18, 2011	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date:	October 18, 2011	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)