Form 10-Q
period 2011-09-30
Naugatuck Valley Financial Corp
filed 2011-11-14
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐            No ☒

As of November 7, 2011, there were 7,002,292 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from depository institutions	$21,791	$11,686
Investment in federal funds	1,671	2,577
Investment securities available-for-sale, at fair value	26,214	31,683
Investment securities held-to-maturity, at amortized cost	18,460	15,334
Loans held for sale	2,174	81
Loans receivable, net	476,574	473,521
Accrued income receivable	1,950	1,979
Foreclosed real estate and repossessed assets, net	1,033	421
Premises and equipment, net	9,716	9,612
Bank owned life insurance	9,480	9,248
Federal Home Loan Bank stock, at cost	6,252	6,252
Deferred income taxes	2,290	2,413
Other assets	2,588	3,446

Total assets	$580,193	$568,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$405,281	$405,875
Borrowed funds	87,551	102,842
Mortgagors' escrow accounts	2,476	4,832
Other liabilities	2,680	2,444

Total liabilities	497,988	515,993

Commitments and contingencies

Stockholders' equity (1)
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 and 7,587,645 shares issued; 7,002,292 and 7,003,186 shares outstanding at September 30, 2011 and December 31, 2010, respectively	70	76
Paid-in capital	58,941	33,786
Retained earnings	27,216	25,986
Unearned ESOP shares (423,843 shares at September 30, 2011 and 173,463 shares at December 31, 2010)	(3,741)	(1,738)
Unearned stock awards (1,994 shares at September 30, 2011 and 2,893 shares at December 31, 2010)	(19)	(29)
Treasury stock, at cost (74 shares at September 30, 2011 and 587,579 shares at December 31, 2010)	(1)	(6,176)
Accumulated other comprehensive income	(261)	355

Total stockholders' equity	82,205	52,260

Total liabilities and stockholders' equity	$580,193	$568,253

(1) Share data for period ended December 31, 2010 has been restated to reflect the effect of the Company's stock offering and concurrent second-step conversion effective June 29, 2011 at an exchange ratio of 0.9978.

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
Interest income
Interest on loans	$6,520	$6,784	$19,304	$20,251
Interest and dividends on investments and deposits	413	427	1,254	1,289
Total interest income	6,933	7,211	20,558	21,540

Interest expense
Interest on deposits	1,371	1,853	4,835	5,479
Interest on borrowed funds	550	731	1,726	2,291
Total interest expense	1,921	2,584	6,561	7,770

Net interest income	5,012	4,627	13,997	13,770

Provision for loan losses	1,195	993	2,673	2,164

Net interest income after provision for loan losses	3,817	3,634	11,324	11,606

Noninterest income
Mortgage banking income	666	214	1,149	328
Recovery from legal settlement	508	-	655	-
Fees for services related to deposit accounts	231	238	657	728
Fees for other services	215	167	621	438
Income from investment advisory services, net	89	51	228	146
Income from bank owned life insurance	77	80	232	248
Net gain on investments	-	-	86	11
Other than temporary impariment losses on investments	(19)	-	(19)	-
Other income	25	19	81	100
Total noninterest income	1,792	769	3,690	1,999

Noninterest expense
Compensation, taxes and benefits	2,721	2,136	7,435	6,332
Office occupancy	579	554	1,751	1,733
Professional fees	143	83	413	300
FDIC insurance premiums	131	172	507	504
Computer processing	123	231	449	693
Loss on foreclosed real estate, net	104	16	192	47
Directors compensation	98	79	373	467
Advertising	96	69	301	235
Office supplies	67	51	164	147
Public company expenses	19	23	67	71
Costs related to terminated merger	-	109	-	264
Other expenses	419	253	984	756
Total noninterest expense	4,500	3,776	12,636	11,549

Income before provision for income taxes	1,109	627	2,378	2,056

Provision for income taxes	362	423	730	859

Net income	$747	$204	$1,648	$1,197

Earnings per common share - basic and diluted (1)	$0.12	$0.03	$0.25	$0.18

(1) Earnings per share for the three and nine months ended September 30, 2010 have been restated to reflect the effect of the Company's stock offering and concurrent second-step conversion effective June 29, 2011 at an exchange ratio of 0.9978.

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholder’s Equity
Nine months ended September 30, 2011
(Unaudited, in thousands, except share data)

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
	Stock	Capital	Earnings	Shares	Awards	Stock	Income	Total

Balance at December 31, 2010	$76	$33,786	$25,986	$(1,738)	$(29)	$(6,176)	$355	$52,260
Exchange of common stock pursuant to reorganization and concurrent second-step stock offering	(6)	25,150	-	-	-	6,177	-	31,321
Dividends declared ($0.09 per common share)	-	-	(418)	-	-	-	-	(418)
Stock based compensation (897 shares vested)	-	-	-	-	10	-	-	10
Stock based compensation options	-	5	-	-	-	-	-	5
Shares purchased for ESOP pursuant to reorganization (250,380 shares)	-	-	-	(2,003)	-	-	-	(2,003)
Treasury stock acquired (269 shares)	-	-	-	-	-	(2)	-	(2)
Comprehensive income:
Net income	-	-	1,648	-	-	-	-
Net change in unrealized holding gain on available- for-sale securities, net of tax effect	-	-	-	-	-	-	(616)
Comprehensive income								1,032

Balance at September 30, 2011	$70	$58,941	$27,216	$(3,741)	(19)	$(1)	$(261)	$82,205

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net income	$1,648	$1,197
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	2,673	2,164
Depreciation and amortization expense	577	600
Loss on sale of assets	-	2
Gain on sale of loans held for sale	(860)	(267)
Origination of loans held for sale	(24,460)	(23,677)
Proceeds from sale of loans held for sale	22,287	22,893
Net amortization from investments	117	46
Amortization of intangible assets	25	25
Deferred income tax provision (benefit)	124	(226)
Net loss on other real estate owned	11	-
Stock-based compensation	185	391
Net gain on investments	(86)	(11)
Other than temporary impairment charge	19	-
Net change in:
Accrued income receivable	29	41
Deferred loan fees	(53)	18
Cash surrender value of life insurance	(232)	(248)
Other assets	843	(113)
Other liabilities	65	226
Net cash provided by operating activities	2,912	3,061
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	3,983	5,020
Proceeds from sale of available-for-sale securities	1,376	8,275
Proceeds from maturities of held-to-maturity securities	1,163	438
Purchase of available-for-sale securities	-	(8,995)
Purchase of held-to-maturity securities	(4,847)	(9,276)
Loan originations net of principal payments	(5,464)	(7,927)
Purchase of property and equipment	(692)	(360)
Proceeds from the sale of other real estate owned	109	140
Net cash used by investing activities	(4,372)	(12,685)
Cash flows from financing activities
Net change in time deposits	(30,347)	12,406
Net change in other deposit accounts	29,753	11,413
Net change in mortgagors' escrow deposits	(2,356)	(2,516)
Advances from Federal Home Loan Bank	4,800	19,900
Repayment of advances from Federal Home Loan Bank	(28,628)	(26,674)
Net change in repurchase agreements	8,537	7,659
Proceeds from common stock offering, net of offering costs	31,322	-
Purchase of shares by ESOP pursuant to reorganization	(2,003)	-
Treasury stock acquired	(2)	(44)
Dividends paid to stockholders	(417)	(235)
Net cash provided by financing activities	10,659	21,909
Net change in cash and cash equivalents	9,199	12,285
Cash and cash equivalents at beginning of period	14,263	12,146
Cash and cash equivalents at end of period	$23,462	$24,431
Cash paid during the period for:
Interest	$6,564	$7,771
Income taxes	601	1,076
Non-cash transactions:
Transfer of loans to foreclosed assets	$732	$652

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Effective June 29, 2011, Naugatuck Valley Financial Corporation (the “Company”) completed its public stock offering in connection with the conversion of Naugatuck Valley Mutual Holding Company (the “MHC”) from the mutual holding company to the stock holding company form of organization (the “Conversion”).  As a result of the Conversion, the Company succeeded Naugatuck Valley Financial Corporation, a Federal corporation (the “Federal Corporation”), as the holding company for Naugatuck Valley Savings and Loan (the “Bank”) and the MHC ceased to exist.  A total of 4,173,008 shares of Company common stock were sold in a subscription and community offering at $8.00 per share, including 250,380 shares purchased by the Naugatuck Valley Savings and Loan Employee Stock Ownership Plan (the “ESOP”).  Additionally, shares totaling 2,829,358 were issued to the stockholders of the Federal Corporation (other than the MHC) in exchange for their shares of Federal Corporation common stock at an exchange ratio of 0.9978 share of Company common stock for each share of Federal Corporation common stock.  Shares outstanding after the stock offering and the exchange totaled 7,002,366.  Net proceeds from the reorganization and stock offering totaled $31.3 million, after deducting of offering costs of $2.1 million.  Net income per share and the weighted average shares outstanding for the three and nine months ended September 30, 2010 have been restated to reflect the Conversion.

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

The Bank owns Naugatuck Valley Mortgage Servicing Corporation, which qualifies and operates as a Connecticut passive investment company pursuant to legislation.

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

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made to prior period consolidated financial statements to conform to the September 30, 2011 consolidated financial statement presentation. These reclassifications only changed the reporting categories but did not affect the Company’s results of operations or financial position.  Share and per share data for periods prior to the Conversion have been restated to reflect the effect of the Company’s stock offering and concurrent second-step conversion effective June 29, 2011 at an exchange ratio of 0.9978.

NOTE 3 - CRITICAL ACCOUNTING POLICIES

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  The accounting policies related to loans and the allowance for loan losses are presented below.  For a summary of all other significant accounting policies, please refer to Note 3, “Summary of Significant Accounting Policies”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company engages an independent review of its commercial loan portfolio at least annually and adjusts its loan ratings based upon this review.  In addition, the Company’s regulatory authorities, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

Impaired Loans - Impaired loans consist of non-accrual loans and TDRs in accordance with applicable authoritative accounting guidance.  With the exception of loans that were restructured and still accruing interest, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans deemed to be impaired are classified as non-accrual.

Impairment is measured by estimating the value of the loan based on the present value of expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral less costs to sell, if repayment of the loan is considered collateral-dependent.  All impaired loans are included in non-performing assets.

Non-accrual loans.  Loans are automatically placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent.

Troubled Debt Restructurings (“TDRs”). TDRs are loans for which the original contractual terms of the loans have been modified and both of the following conditions exist: (i) the restructuring constitutes a concession (including reduction of interest rates or extension of maturity dates) and (ii) the borrower is experiencing financial difficulties. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes.

The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six consecutive months of payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status assuming the loan is restructured at market rates. However, the period could vary depending upon the individual facts and circumstances of the loan.

For a TDR to begin accruing interest, the borrower must demonstrate both some level of performance and the capacity to perform under the modified terms. A history of timely payments and adherence to financial covenants generally serve as sufficient evidence of the borrower’s performance. An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. (See Note 6 for additional information on TDRs.)

NOTE 4 — Accounting Standards Updates

Recently Adopted Accounting Guidance

Credit Quality and Allowance for Credit Losses Disclosures: In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies to provide more information about the credit risks inherent in their loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company is required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures are required, either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. The Company adopted the period end disclosure requirements on December 31, 2010, disclosure requirements pertaining to period activity on January 1, 2011, and disclosure requirements related to TDRs on July 1, 2011. This disclosure is presented in Note 3, “Summary of Significant Accounting Policies,” and Note 6, “Loans Receivable.”  As this guidance affected only disclosures, the adoption of this guidance did not impact the Company’s financial position, results of operations, or liquidity.

Clarification to Accounting for Troubled Debt Restructurings: In April 2011, the FASB issued guidance to clarify the accounting for TDRs. Given the recent economic downturn, many banks have seen an increase in the number of loan modifications. Diversity in practice exists in terms of identifying whether a loan modification qualifies as a TDR, such that the FASB was asked to provide guidance. This new guidance was developed to assist creditors in determining whether a loan modification meets the criteria to be considered a TDR, both for purposes of recording an impairment and for disclosure of TDRs. The amendment specifies that in evaluating whether a restructuring constitutes a TDR, a creditor must conclude that both of the following conditions exist: (i) the restructuring constitutes a concession and (ii) the borrower is experiencing financial difficulties. The Company adopted this guidance effective July 1, 2011, and applied this guidance to restructurings occurring on or after January 1, 2011. The new guidance did not impact the Company’s financial position, results of operations, or liquidity or the numbers of TDRs indentified.

Recently Issued Accounting Guidance

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”): In April 2011, the FASB issued guidance that clarifies the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance does not extend the use of fair value accounting, but clarifies the wording on how it should be applied to be consistent with IFRS and expands certain disclosure requirements relating to Level 3 fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in application from current guidance. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Since the guidance only relates to disclosure, the adoption of this guidance is not expected to impact the Company’s financial condition, results of operations, or liquidity.

Testing Goodwill for Impairment: In September 2011, the FASB issued new guidance that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing those events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments do not change the current guidance for testing other indefinite lived intangible assets for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

Statement of Comprehensive Income: In April 2011, the FASB issued accounting guidance requiring companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate, but consecutive statements. This approach represents a change from current GAAP, which allows companies to report OCI and its components in the statement of shareholder’s equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). This guidance is effective for fiscal years beginning after December 15, 2011, but early adoption is permitted. Since the guidance only relates to disclosure, the adoption of this guidance is not expected to impact the Company’s financial condition, results of operations, or liquidity.

NOTE 5 – INVESTMENT SECURITIES

At September 30, 2011, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,016	$62	$-	$1,078
Mortgage-backed securities - GSEs	14,868	907	(1)	15,774
Collateralized mortgage obligations	2,286	16	(86)	2,216
Total debt securities	18,170	985	(87)	19,068
Auction-rate trust preferred securities	8,000	-	(854)	7,146

Total available-for-sale securities	$26,170	$985	$(941)	$26,214

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Mortgage-backed securities - GSEs	$18,460	$497	$-	$18,957

Total held-to-maturity securities	$18,460	$497	$-	$18,957

At December 31, 2010, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,022	$65	$-	$1,087
Mortgage-backed securities - GSEs	19,093	867	-	19,960
Collateralized mortgage obligations	2,706	31	(61)	2,676
Total debt securities	22,821	963	(61)	23,723
Auction-rate trust preferred securities	8,200	-	(240)	7,960

Total available-for-sale securities	$31,021	$963	$(301)	$31,683

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Mortgage-backed securities - GSEs	$15,334	$26	$(256)	$15,104

Total held-to-maturity securities	$15,334	$26	$(256)	$15,104

Included in collateralized mortgage obligations was one private label security with an amortized cost of $365,000 and $436,000, and fair value of $279,000 and $376,000, at September 30, 2011 and December 31, 2010, respectively.  During the quarter ended September 30, 2011, the Company recognized an Other than Temporary Impairment (“OTTI”) charge of $19,000 on this investment.  This charge was related solely to the credit loss component of this security.  No previous OTTI charges have been recorded on this investment.

The Company has identified other investment securities in which the fair value of the security is less than the cost of the security.  This can be from an increase in interest rates since the time of purchase or from deterioration in the credit quality of the issuer.  All investment securities which have unrealized losses have undergone an internal impairment review.

Management’s review for impairment generally entails identification and analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period; discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and documentation of the results of these analyses. As a result of the reviews, management has determined that there are no other investment securities which have deteriorated in credit quality subsequent to purchase, and believes that these unrealized losses are temporary and are the result of changes in market interest rates and market conditions over the past several years.

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011, and December 31, 2010.

	At September 30, 2011
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Mortgage backed securities – GSEs	1	$242	$(1)
Total securities in unrealized loss position	1	$242	$(1)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Collateralized mortgage obligations	1	$279	$(86)
Auction-rate trust preferred securities	2	1,546	(854)
Total securities in unrealized loss position	3	$1,825	$(940)

	At December 31, 2010
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Collateralized mortgage obligations	1	$182	$(3)
Mortgage backed securities - GSEs	5	14,028	(256)
Total securities in unrealized loss position	6	$14,210	$(259)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Collateralized mortgage obligations	1	$376	$(58)
Auction-rate trust preferred securities	2	2,160	(240)
Total securities in unrealized loss position	3	$2,536	$(298)

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
(Dollars in thousands)	2011	2010

Real estate loans:
One-to-four family	$222,980	$219,286
Construction	30,592	30,921
Multi-family and commercial real estate	163,444	160,235
Total real estate loans	417,016	410,442

Commercial business loans	36,800	34,742
Consumer loans:
Savings accounts	853	956
Personal	177	236
Automobile	524	168
Home equity	33,015	34,807
Total consumer loans	34,569	36,167
Totals loans	488,385	481,351

Less:
Allowance for loan losses	8,722	6,393
Undisbursed construction loans	2,739	1,034
Deferred loan origination fees, net	350	403
Loans receivable, net	$476,574	$473,521
Weighted average yield	5.32%	5.47%

Credit Quality of Financing Receivables and the Allowance for Loan Losses

Management segregates the loan portfolio into portfolio segments, which are defined as the levels at which the Company develops and documents a systematic method for determining its allowance for loan losses.  The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.

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

Real Estate Secured Loans.  This portfolio segment includes home equity loans and home equity lines of credit secured by owner occupied one-to four-family residential properties.  Loans of this type are generally written at a maximum of 75% of the appraised value of the property and require that the Company has a second lien position on the property.  These loans are written at a higher interest rate and a shorter term than mortgage loans.  The Company has experienced a low level of foreclosure in this type of loan during recent periods.  These loans can be affected by economic conditions and the values of the underlying properties.

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

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

The following tables set forth the balance of the allowance for loan losses at September 30, 2011 and December 31, 2010, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  Also included is a summary of transactions in the allowance for loan losses for the nine months ended September 30, 2011 and the year ended December 31, 2010.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	For the Nine Months Ended September 30, 2011
(In thousands)	One-to-Four Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses:

Beginning Balance	$1,585	$600	$2,714	$884	$610	$6,393
Provision for loan losses	405	468	1,058	452	290	2,673
Charge-offs	(154)	-	(43)	(138)	(11)	(346)
Recoveries	-	-	-	2	-	2
Ending Balance	$1,836	$1,068	$3,729	$1,200	$889	$8,722
Ending Balance individually evaluated for impairment	$2,462	$9,617	$5,148	$925	$454	$18,606
Ending Balance collectively evaluated for impairment	$220,518	$20,975	$158,296	$35,875	$34,115	$469,779

	For the Year Ended December 31, 2010
(In thousands)	One-to-Four Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses:

Beginning Balance	$1,044	$632	$1,489	$481	$350	$3,996
Provision for loan losses	568	138	1,225	1,142	287	3,360
Charge-offs	(27)	(170)	-	(754)	(27)	(978)
Recoveries	-	-	-	15	-	15
Ending Balance	$1,585	$600	$2,714	$884	$610	$6,393
Ending Balance individually evaluated for impairment	$2,677	$4,059	$1,106	$1,598	$277	$9,717
Ending Balance collectively evaluated for impairment	$216,609	$26,862	$159,129	$33,144	$35,890	$471,634

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

When assets are classified as special mention, substandard or doubtful, the Company disaggregates these assets and allocates a portion of the related general loss allowances to such assets as the Company deems prudent.  Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following tables are a summary of the loan portfolio quality indicators by loan class as of September 30, 2011 and December 31, 2010:

Commercial Loans - Credit Risk Profile by Internally Assigned Grade:
	At September 30, 2011			At December 31, 2010
(In thousands)	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate
Grade:
4	$6,001	$218	$39,406	$3,697	$281	$39,176
5	25,134	10,507	98,622	24,931	10,847	91,329
6	3,029	5,663	11,793	3,456	5,391	16,430
7	2,555	9,558	12,923	2,555	11,623	13,300
8	81	-	700	103	-	-
Total	$36,800	$25,946	$163,444	$34,742	$28,142	$160,235

Consumer Loans - Credit Risk Profile by Internally Assigned Grade:
	At September 30, 2011		At December 31, 2010
(In thousands)	Residential - Prime	Residential - Construction	Residential - Prime	Residential - Construction

Grade:
Pass	$218,086	$4,646	$213,680	$2,779
Special Mention	698	-	503	-
Substandard	4,196	-	3,563	-
Doubtful	-	-	1,540	-
Total	$222,980	$4,646	$219,286	$2,779

Consumer Loans - Credit Risk Profile Based on Payment Activity:
	At September 30, 2011	At December 31, 2010
(In thousands)	Consumer - Other	Consumer - Other
Grade:
Performing	$33,999	$35,652
Nonperforming	570	515
Total	$34,569	$36,167

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
(In thousands)	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days (Nonaccrual)	Total Past Due	Current	Carrying Amount > 90 Days and Accruing	Considered Current That Have Been Modified in Previous Year
Commercial
Commercial - other	$300	$285	$2,023	$2,608	$34,192	$-	$-
Commercial RE construction	1,113	-	9,949	11,062	14,884	-	79
Commercial RE	2,163	296	10,137	12,596	150,848	-	4,887
Consumer
Consumer - other	373	97	570	1,040	33,529	-	93
Residential
Residential -prime	1,019	-	4,315	5,334	222,292	-	306
Residential -subprime	-	-	-	-	-	-	-
Total	$4,968	$678	$26,994	$32,640	$455,745	$-	$5,365

	As of December 31, 2010
(In thousands)	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days (Nonaccrual)	Total Past Due	Current	Carrying Amount > 90 Days and Accruing	Considered Current That Have Been Modified in Previous Year
Commercial
Commercial - other	$60	$115	$1,356	$1,531	$33,211	$-	$2,494
Commercial RE construction	2,707	-	5,151	7,858	20,284	-	4,379
Commercial RE	1,686	258	6,242	8,186	152,049	-	16,525
Consumer
Consumer - other	470	100	515	1,085	35,082	-	208
Residential
Residential -prime	1,745	18	4,624	6,387	215,678	-	1,141
Residential -subprime	-	-	-	-	-	-	-
Total	$6,668	$491	$17,888	$25,047	$456,304	$-	$24,747

The following table is a summary of nonaccrual loans by loan class as of September 30, 2011 and December 31, 2010:

Loans on Nonaccrual Status
	As of
(In thousands)	September 30, 2011	December 31, 2010

Commercial	$2,023	$1,356
Commercial - real estate
Commercial RE construction	9,949	5,151
Commercial RE	10,137	6,242
Consumer
Consumer - other	570	515
Residential
Residential -prime	4,315	4,624
Residential -subprime	-	-
Total	$26,994	$17,888

Nonperforming loans (defined as nonaccrual loans and troubled debt restructurings) totaled $27.0 million at September 30, 2011 compared to $17.9 million at December 31, 2010 ($1.3 million of which at both dates is fully guaranteed by the U.S. Small Business Administration).  The amount of income that was contractually due but not recognized on nonperforming loans totaled $799,000 for the quarter ended September 30, 2011, compared with $513,000 for the quarter ended December 31, 2010.

At September 30 2011, there were no loans 90 or more days past due and still accruing interest.  At September 30, 2011, the Company had 78 loans on non-accrual status with foregone interest for the period since the loans were placed on non-accrual status in the amount of approximately $799,000. Included in these loans were 39 loans which were not 90 days past due, but were placed on non-accrual status as a result of a recent modification or the identification of a weakness on the loan.

The Company accounts for impaired loans under GAAP.  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Loans are individually evaluated for impairment.  When the Company classifies a problem asset as impaired, it makes an allowance for that portion of the asset that is deemed uncollectible.

At September 30, 2011, the Company had $18.6 million of loans which were considered to be impaired, with a valuation allowance of $2.1 million, compared to $9.7 million of such loans at December 31, 2010 with a valuation allowance of $929,000.  The increase is primarily due to the classification of four residential development loans, two commercial real estate loans, six commercial loans secured by business assets, five residential mortgage loans and two home equity loans during the period, partially offset by removing from classified status one commercial business loan, one commercial mortgage and three residential mortgage loans, and taking two residential mortgage loans into foreclosed assets.

The following tables are a summary of impaired loans by class of loans as of September 30, 2011 and December 31, 2010:

	Impaired Loans
	For the Nine Months Ended September 30, 2011
		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
(In thousands)	Amount	Balance	Allowance	Amount	Recognized
With no valuation allowance:
Commercial	$1,033	$1,033	$-	$1,018	$4
Consumer - other	1,317	1,317	-	1,319	31
With a valuation allowance:
Commercial	14,657	14,657	1,627	13,837	394
Consumer - other	1,596	1,596	506	1,598	31
Total:
Commercial	15,690	15,690	1,627	14,855	398
Consumer - other	2,913	2,913	506	2,917	62

	Impaired Loans
	For the Year Ended December 31, 2010
		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
(In thousands)	Amount	Balance	Allowance	Amount	Recognized
With no valuation allowance:
Commercial	$4,011	$4,011	$-	$3,985	$4
Consumer - other	1,137	1,137	-	1,139	28
With a valuation allowance:
Commercial	2,752	2,752	504	2,758	50
Consumer - other	1,816	1,816	425	1,802	53
Total:
Commercial	6,763	6,763	504	6,743	54
Consumer - other	2,953	2,953	425	2,941	81

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments, and maturity date extensions. TDRs are loans for which the original contractual terms of the loans have been modified and both of the following conditions exist: (i) the restructuring constitutes a concession (including reduction of interest rates or extension of maturity dates) and (ii) the borrower is experiencing financial difficulties. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company’s loan modifications are determined on a case-by-case basis in connection with ongoing loan collection processes.

The following table presents a summary of loans that were restructured during the nine months ended September 30, 2011.

	Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post- Modification Recorded Investment

Real estate loans:
One-to-four family	1	$169	$-	$-	$169
Construction	1	48	30	-	78
Multi-family and commercial real estate	5	3,736	19	59	3,814
Commercial business loans	3	673	-	-	673
Total TDRs restructured during
the period	10	$4,626	$49	$59	$4,734
TDRs, still accruing interest	-	$-	$-	$-	$-
TDRs, included in nonaccrual	10	4,626	49	59	4,734
Total	10	$4,626	$49	$59	$4,734

The specific reserve portion of the allowance for loan losses on TDRs is determined by discounting the restructured cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is considered collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance (i.e. specific reserve) as a component of the allowance for loan losses, or charges off the impaired balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio. The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for specific impairment. All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.  The Company has not experienced any charge-offs on TDRs during the nine months ended September 30, 2011.  Additionally, as of September 30, 2011, there was a commitment in the amount of $76,000 to lend additional funds to one borrower with a TDR to allow the borrower to complete the construction project of a single family house.

NOTE 7 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents are comprised of stock options and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three and nine months ended September 30, 2011, anti-dilutive options excluded from the calculations totaled 306,827 options (with an exercise price of $11.12) and 7,482 options (with an exercise price of $12.51).  For the three and nine months ended September 30, 2010, anti-dilutive options excluded from the calculations totaled 318,098 options (with an exercise price of $11.12) and 7,483 options (with an exercise price of $12.51).  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$747,000	$204,000	$1,648,000	$1,197,000

Weighted-average common shares outstanding: (1)
Basic	6,578,471	6,811,239	6,579,104	6,813,064
Effect of dilutive stock options and restrictive stock awards	-	-	-	-
Diluted	6,578,471	6,811,239	6,579,104	6,813,064

Net income per common share: (1)
Basic	$0.12	$0.03	$0.25	$0.18
Diluted	$0.12	$0.03	$0.25	$0.18

(1) The number of shares outstanding for the three and nine months ended September 30, 2011 have been adjusted to give recognition to the exchange ratio (0.9978) applied in the Conversion.  For comparative purposes, the weighted average shares outstanding and resulting net income per share for the three and nine months ended September 30, 2010 have been restated to reflect the Conversion.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Net income	$747	$204	$1,648	$1,197

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	(652)	484	(551)	628
Reclassification adjustment for (gains) loss realized in net income	19	-	(67)	(11)

Other comprehensive income (loss) before tax effect	(633)	484	(618)	617

Income tax effect related to items of other comprehensive income (loss)	1	(14)	(2)	165

Other comprehensive income (loss) net of tax effect	(634)	498	(616)	452

Total comprehensive income	$113	$702	$1,032	$1,649

The Company has not recognized deferred taxes related to unrealized capital losses in other comprehensive income due to its current inability to use them.

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

The Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below.  The Company recorded share-based compensation expense of $4,550 for the three months ended September 30, 2011, compared to $1,281 for the three months ended September 30, 2010, and $14,851 and $279,161 for the comparable nine month periods, in connection with the stock option and restricted stock awards.  Additionally, during the nine months ended September 30, 2011, the Company repurchased 74 shares of its stock that were surrendered for the purpose of satisfying withholding taxes on vested restricted stock awards.

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

NOTE 10 - DIVIDENDS

On July 22, 2011, the Company's Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on September 1, 2011, to stockholders of record as of the close of business on August 15, 2011.

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

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$23,462	$23,462	$14,263	$14,263
Investment securities available for sale	26,214	26,214	31,683	31,683
Investment securities held-to-maturity	18,460	18,957	15,334	15,104
Loans held for sale	2,174	2,228	81	81
Loans receivable, net	476,574	501,950	473,521	478,104
Accrued income receivable	1,950	1,950	1,979	1,979
Mortgage servicing rights	529	555	364	420

Financial Liabilities
Deposits	$405,281	$404,090	$405,875	$403,091
Borrowed funds	87,551	89,785	102,842	104,766
Mortgagors' escrow accounts	2,476	2,476	4,832	4,832

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

Mortgage-servicing rights – The Company sells residential mortgage loans with servicing rights retained. At the time of the sale, the Company determines the value of the retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments.  If material, a portion of the gain on the sale of the loan is recognized as due to the value of the servicing rights, and a servicing asset is recorded.

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

Foreclosed Property and Repossessed Assets - Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the nine months ended September 30, 2011 and 2010, foreclosed properties and repossessed assets with a carrying value of $732,000 and $652,000, respectively, were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. There were no subsequent valuation adjustments to foreclosed properties and repossessed assets for the nine months ended September 30, 2011 and 2010.  Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis at September 30, 2011 are summarized below:

	September 30, 2011
	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities	$-	$19,068	$7,146	$26,214
Loans held for sale	-	2,228	-	2,228

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	-	-	555	555
Impaired loans	-	16,378	92	16,470
Real estate owned and other repossessed assets	-	-	1,033	1,033

There were no significant transfers of assets between Levels 1, 2 or 3 of the fair value hierarchy during the three months ended September 30, 2011.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis:

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
(In thousands)	2011	2010

Balance at beginning of period	$7,960	$7,880
New purchases	-	-
Transfer to (from) level 3	-	-
Increase (decrease) in fair value of securities included in accumulated other comprehensive income	(614)	80
Impairment charges included in net income	-	-
Proceeds from sale of level 3 securities	(200)	-
Redemptions at par	-	-
Balance at end of period	$7,146	$7,960

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets increased by $11.9 million, or 2.1%, from $568.3 million at December 31, 2010 to $580.2 million at September 30, 2011.  Cash and cash equivalents increased by $9.2 million, primarily as a result of the completion of the stock offering.  (See Note 1 in the Notes to Consolidated Financial Statements).  Net loans receivable increased by $3.1 million, or 0.6%.  The increase in loans primarily reflects an increase of $3.7 million in one-to four-family loans, an increase of $3.2 million in multi-family and commercial real estate loans and an increase of $2.1 million in commercial business loans, partially offset by decreases in construction loans and consumer loans.  The increases in loans were primarily due to increased demand for these types of products through both purchases and refinances.  The construction loan portfolio has decreased as homes are sold on existing projects and consumer loans have decreased as customers have been paying off second mortgages as they refinance into first mortgages.

Total liabilities were $498.0 million at September 30, 2011 compared to $516.0 million at December 31, 2010.  Deposits at September 30, 2011 decreased $594,000, or 0.1%, from December 31, 2010.  Between December 31, 2010 and September 30, 2011, core deposits (defined as all deposits other than certificates of deposit) increased $29.8 million while certificates of deposit decreased $30.3 million.  Management attributes the increase in core deposits to management’s strategy to offer competitive short term rates and products, as well as depositor preference to maintain funds in short term accounts given the expectation for higher market interest rates.  Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, decreased $15.3 million, from $102.8 million at December 31, 2010 to $87.5 million at September 30, 2011 as a result of the ability to payoff advances at the Federal Home Loan Bank of Boston as they matured during the period.

Total stockholders’ equity was $82.2 million at September 30, 2011 compared to $52.3 million at December 31, 2010.  The increase in stockholders’ equity was due to net stock offering proceeds of $31.3 million, net income of $1.6 million for the nine month period, $73,000 contributed from Naugatuck Valley Mutual Holding Company, and $13,000 in capital adjustments related to our 2005 Equity Incentive Plan, partially offset by a net decrease in the unrealized loss on available for sale securities of $616,000, dividends of $418,000 paid to stockholders and funding of the Employee Stock Ownership Plan of $2.0 million.

Comparison of Operating Results For the Three and Nine Months Ended September 30, 2011 and 2010

General.  For the three months ended September 30, 2011, the Company recorded net income of $747,000 compared to $204,000 for the three months ended September 30, 2010, an increase of $543,000 or 266.2%.  Net income increased to $1.6 million for the nine months ended September 30, 2011 from $1.2 million for the nine months ended September 30, 2010, an increase of $451,000 or 37.7%.  The increase in both periods was primarily due to increased noninterest income, partially offset by a lower level of net interest income, higher loan loss provisions and a higher level of noninterest expense.

Net Interest Income. Net interest income for the quarter ended September 30, 2011 totaled $5.0 million compared to $4.6 million for the quarter ended September 30, 2010, an increase of $385,000 or 8.3%.  For the nine month period ended September 30, 2011, net interest income totaled $14.0 million, compared to $13.8 million for the nine months ended September 30, 2010.  The increase in net interest income in both periods was primarily due to a decrease in interest expense.  Interest expense decreased by $663,000, or 25.7%, in the three month period, and decreased by $1.2 million, or 15.6% in the nine month period.  The decrease was primarily due to a decrease in the average rates paid on interest bearing liabilities. The average rates paid on deposits and borrowings decreased by 43 basis points and 30 basis points in the three and nine month periods, respectively.  The rate decrease in the three month period is mainly due to a large number of promotional rate certificates of deposit, which were offered in conjunction with the opening of one of our branch offices, a substantial majority of which were renewed at lower rates during the period.  The average balances of interest bearing liabilities decreased by 4.8% and by 0.7% for the three and nine months ended September 30, 2011, respectively.  The decrease in interest bearing liabilities is attributed primarily to a 24.7% and 20.1% decrease in borrowings, partially offset by increases of 1.2% and 5.2% in deposit balances over the same periods.  The largest increases in deposits were experienced in savings, checking and money market accounts, partially offset by decreases in certificates of deposit in both the three and nine month periods.  The increases in deposits during the period were primarily used to pay down advances from the Federal Home Loan Bank.

The decrease in interest expense was partially offset by a decrease in interest income.  Interest income decreased by $278,000, or 3.9%, in the three month period, and decreased by $982,000, or 4.6%, in the nine month period.  The decrease was primarily due to a decrease in the average rates earned on interest earning assets. The average rates earned on loans and investments decreased by 23 basis points and 28 basis points in the three and nine month periods, respectively.  The average balances of interest earning assets increased by 0.4% and by 0.5% for the three and nine months ended September 30, 2011, respectively.  The increase in interest earning assets is attributed primarily to a 7.8% and a 12.2% increase in the investment portfolio over the same periods.  The average balances in the loan portfolio increased by 0.2% in the three month period, and decreased by 0.1% in the nine month period.  The decrease is due primarily to the sale of new production of residential mortgages through the Bank’s secondary mortgage operation.

The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	% Change		2011	2010	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,520	$6,784	(3.89	) %	$19,304	$20,251	(4.68	) %
Fed Funds sold	-	1	(100.00)		1	2	(50.00)
Investment securities	409	426	(3.99)		1,239	1,287	(3.73)
Federal Home Loan Bank stock	4	-	N/A		14	-	N/A
Total interest income	6,933	7,211	(3.86)		20,558	21,540	(4.56)
Interest expense:
Certificate accounts	1,175	1,670	(29.64)		4,304	4,961	(13.24)
Regular savings accounts	139	116	19.83		362	310	16.77
Checking and NOW accounts	12	12	-		34	36	(5.56)
Money market savings accounts	45	55	(18.18)		135	172	(21.51)
Total interest-bearing deposits	1,371	1,853	(26.01)		4,835	5,479	(11.75)
FHLB advances	524	698	(24.93)		1,660	2,201	(24.58)
Other borrowings	26	33	(21.21)		66	90	(26.67)
Total interest expense	1,921	2,584	(25.66)		6,561	7,770	(15.56)
Net interest income	$5,012	$4,627	8.32%		$13,997	$13,770	1.65%

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)
Interest-earning assets
Loans	$483,882	5.39%	$483,110	5.62%	$480,213	5.36%	$480,524	5.62%
Fed Funds sold	1,661	0.00	3,267	0.12	1,969	0.07	3,596	0.07
Investment securities	44,924	3.64	41,687	4.09	44,666	3.70	39,823	4.31
Federal Home Loan Bank stock	6,252	0.26	6,252	0.00	6,252	0.30	6,252	0.00

Total interest-earning assets	$536,719	5.17	$534,316	5.40	$533,100	5.14	$530,195	5.42

Interest-bearing liabilities
Certificate accounts	$214,026	2.20	$242,271	2.76	$228,552	2.51	$237,290	2.79
Regular savings accounts & escrow	101,225	0.55	77,903	0.60	93,539	0.52	73,535	0.56
Checking and NOW accounts	63,546	0.08	56,532	0.08	64,290	0.07	56,785	0.08
Money market savings accounts	29,130	0.62	26,247	0.84	28,011	0.64	26,275	0.87

Total interest-bearing deposits	407,927	1.34	402,953	1.84	414,392	1.56	393,885	1.85
FHLB advances	76,745	2.73	107,142	2.61	83,982	2.64	108,177	2.71
Other borrowings	14,871	0.70	14,483	0.91	12,566	0.70	12,647	0.95

Total interest-bearing liabilities	$499,543	1.54%	$524,578	1.97%	$510,940	1.71%	$514,709	2.01%

Allowance for Loan Losses and Asset Quality.  The allowance for loan losses is a valuation allowance for the probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis, or more often if warranted.  When additional allowances are needed a provision for loan losses is charged against earnings.  The recommendations for increases or decreases to the allowance are presented by management to the Board of Directors on a quarterly basis, or more often if warranted. The methodology for assessing the adequacy of the allowance for loan losses consists of the following process:

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

In addition, the Company engages an independent consultant to review the commercial loan portfolio and consider recommendations based on their review of specific credits in the portfolio for classifying and monitoring these loans.

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

Furthermore, while the Company believes it has established the allowance for loan losses in conformity with GAAP, there can be no assurance that regulators, in reviewing the Company’s loan portfolio during their examination process, will not request the Company to increase our allowance for loan losses based on information available to them at the time of their examination and their judgment, which may differ from ours.

Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2011 and 2010.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Allowance at beginning of period	$7,609	$5,119	$6,393	$3,996
Provision for loan losses	1,195	993	2,673	2,164

Charge-offs	(83)	(834)	(346)	(882)
Recoveries	1	16	2	16
Net recoveries (charge-offs)	(82)	(818)	(344)	(866)
Allowance at end of period	$8,722	$5,294	$8,722	$5,294

The provision for loan losses was $1.2 million for the three months ended September 30, 2011, compared to $1.0 million for the same period in 2010.  The increased provision in the 2011 period is due to management’s estimate of possible losses in the loan portfolio, primarily due to increased non-performing loans and continuing recessive economic conditions.  Provisions of $2.7 million and $2.2 million were recorded for the nine months ended September 30, 2011 and 2010, respectively.  As a result of the provisions in 2010 and the first three quarters of 2011, the level of allowance for loan losses to gross loans rose from 1.09% at September 30, 2010 to 1.80% at September 30, 2011.  The balances of non-performing assets increased $9.7 million between December 31, 2010 and September 30, 2011, primarily as a result of increased TDRs as the Bank continues its efforts to work with borrowers during these difficult economic times.  Classified assets decreased $7.1 million over the same period as several large loans were upgraded or paid off.  Charge-offs were $83,000 and $346,000 during the three and nine months ended September 30, 2011, respectively, compared to $834,000 and $882,000 during the three and nine months ended September 30, 2010, respectively.  The charge-offs in the 2011 period were due to the write-down of $154,000 on two one- to four-family loans taken into foreclosure, the write-down of $10,000 on a home equity loan to facilitate a short sale of the property, the write down of a participation loan when the collateral was sold, resulting in a loss of $43,000, the charge off of five commercial business loans, totaling $107,000, and the partial charge off in the amount of $32,000 of two commercial term loans as a part of a workout of a non-performing commercial relationship.  The balance of this relationship was paid in full during March 2011.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated.  The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At September 30,	At December 31,
	2011	2010	% Change
	(Dollars in thousands)
Nonaccrual loans	$15,210	$11,127	36.69%
Troubled debt restructurings	11,784	6,761	74.29
Real estate owned	943	331	184.89
Other repossessed assets	90	90	-
Total nonperforming assets	$28,027	$18,309	53.08%
Total nonperforming loans to total loans	5.56%	3.73%	49.06%
Total nonperforming loans to total assets	4.65%	3.15%	47.62%
Total nonperforming assets to total assets	4.83%	3.22%	50.00%

The following table shows the aggregate amounts of the Company’s classified assets at the dates indicated.

	At September 30,	At December 31,
	2011	2010
	(In thousands)

Special mention assets	$25,314	$28,593
Substandard assets	29,545	33,377
Doubtful assets	87	111
Loss assets	-	-
Total classified assets	$54,946	$62,081

The 11.5% decrease in the level of classified assets from December 31, 2010 to September 30, 2011 was primarily in the commercial loan portfolio.  Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and allowance for loan losses (both general allowances and, in certain cases, specific allowances) have been established to account for the increased credit risk of these assets.  At September 30, 2011, $27.0 million of classified assets were nonperforming assets, compared to $18.3 million at December 31, 2010.

Noninterest Income.  The following table summarizes noninterest income for the three and nine months ended September 30, 2011 and 2010.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)
Mortgage banking income	$666	$214	211.21%	$1,149	$328	250.30%
Recovery from legal settlement	508	-	N/A	655	-	N/A
Fees for services related to deposit accounts	231	238	(2.94)	657	728	(9.75)
Fees for other services	215	167	28.74	621	438	41.78
Income from investment advisory services, net	89	51	74.51	228	146	56.16
Income from bank owned life insurance	77	80	(3.75)	232	248	(6.45)
Net gain on investments	-	-	N/A	86	11	681.82
Other than temporary impariment losses on investments	(19)	-	N/A	(19)	-	N/A
Other income	25	19	31.58	81	100	(19.00)
Total	$1,792	$769	133.03%	$3,690	$1,999	84.59%

Noninterest income was $1.8 million for the quarter ended September 30, 2011 compared to $769,000 for the quarter ended September 30, 2010, an increase of 133.0%.  For the nine months ended September 30, 2011 noninterest income was $3.7 million compared to $2.0 million for the period ended September 30, 2010, an increase of 84.6%.  The increase in both periods is primarily due to an increase in income generated by increased activity in the secondary mortgage market, combined with increases in fees for other services and income from investment advisory services.  These increases were partially offset by a decrease in fees for services related to deposit accounts and income from bank owned life insurance.  Additionally, $508,000 is included in the three months ended September 30, 2011 and $655,000 is included in the nine months ended September 30, 2011, representing a partial recovery with respect to Fannie Mae auction rate pass-through certificates on which an other-than-temporary impairment charge was recorded in the third quarter of 2008.

 Noninterest Expense.  The following table summarizes noninterest expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$2,721	$2,136	27.39%	$7,435	$6,332	17.42%
Office occupancy	579	554	4.51	1,751	1,733	1.04
Professional fees	143	83	72.29	413	300	37.67
FDIC insurance premiums	131	172	(23.84)	507	504	0.60
Computer processing	123	231	(46.75)	449	693	(35.21)
Loss on foreclosed real estate, net	104	16	550.00	192	47	308.51
Directors compensation	98	79	24.05	373	467	(20.13)
Advertising	96	69	39.13	301	235	28.09
Office supplies	67	51	31.37	164	147	11.56
Public company expenses	19	23	(17.39)	67	71	(5.63)
Costs related to terminated merger	-	109	(100.00)	-	264	(100.00)
Other expenses	419	253	65.61	984	756	30.16
Total	$4,500	$3,776	19.17%	$12,636	$11,549	9.41%

Noninterest expense was $4.5 million for the quarter ended September 30, 2011 compared to $3.8 million for the quarter ended September 30, 2010. For the nine months ended September 30, 2011 noninterest expense was $12.7 million, compared to $11.5 million for the nine months ended September 30, 2010.  The increase in the three month period was primarily the result of increases in compensation costs, director’s compensation, loss on foreclosed real estate, professional fees, advertising, and office occupancy, partially offset by decreases in computer processing and FDIC insurance over the 2010 period.  For the nine month period, the increase was primarily due to increases in compensation costs, loss on foreclosed real estate, professional fees, advertising, and director’s compensation, partially offset by a decrease in computer processing.  Increases in compensation and advertising were due primarily to the expansion of our secondary mortgage operation.  Additionally, during the quarter ended September 30, 2011, the Bank accrued $140,000 in connection with the findings resulting from an audit of its 401(k) program.  The audit of this plan revealed inconsistencies in the compensation items that were considered eligible for a matching contribution since 2007.  The Bank has applied under the Internal Revenue Service Voluntary Correction Program to correct these inconsistencies.  Costs of $109,000 and $264,000 associated with the previously announced terminated acquisition are included in the three and nine months ended September 30, 2010, respectively.

Income Taxes. Provision for income taxes was $362,000 for the quarter ended September 30, 2011 compared to $423,000 for the quarter ended September 30, 2010, and $730,000 for the nine months ended September 30, 2011 compared to $859,000 for the nine months ended September 30, 2010.  The 2010 periods included the write-off of the deferred tax asset of $250,000 related to the expiration of a charitable contribution carry forward.  The contribution was made by the Company in connection with the establishment of the Naugatuck Valley Savings and Loan Foundation.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2011, cash and cash equivalents totaled $23.5 million, including federal funds of $1.7 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $26.2 million at September 30, 2011.  At September 30, 2011, the Company had the ability to borrow a total of $153.1 million from the Federal Home Loan Bank of Boston, of which $72.1 million in borrowings was outstanding, along with $15.5 million in repurchase agreements.  At September 30, 2011, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date.  In addition, at September 30, 2011, the Company had the ability to borrow $15 million from the Federal Reserve Bank Discount Window and $3.5 million from a correspondent bank.  The Company had no advances outstanding on either of these lines at September 30, 2011.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	September 30,	December 31,
(In thousands)	2011	2010
Commitments to extend credit:
Loan commitments	$14,071	$12,233
Unused lines of credit	19,752	19,751
Amounts due mortgagors on construction loans	17,270	17,867
Amounts due on commercial loans	23,816	19,788
Commercial letters of credit	5,746	4,198

Certificates of deposit due within one year of September 30, 2011 totaled $117.3 million, or 28.9% of total deposits.  If these deposits do not remain with the Company, it will be required to seek other sources of funds, including other certificates of deposit and its available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before September 30, 2012.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, the Company (on a consolidated basis) has remained highly liquid.  The Company is not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material decrease in liquidity.  The Company expects that all of our liquidity needs, including the contractual commitments stated above, the estimated costs of our future branch expansion plans and increases in loan demand can be met by our currently available liquid assets and cash flows.  In the event loan demand was to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or the Federal Reserve Bank Discount Window.  The Company expects that our currently available liquid assets and our ability to borrow from both the Federal Home Loan Bank of Boston and the Federal Reserve Bank would be sufficient to satisfy our liquidity needs without any material adverse effect on our liquidity.

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2011, the Company originated $138.1 million of loans, including renewals, refinances and advances.  These activities were funded primarily by the proceeds from sales and maturities of available-for-sale securities and held to maturity securities of $7.2 million and proceeds of $22.3 million from the sale of loans in the secondary market.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net decrease in total deposits of $594,000 for the nine months ended September 30, 2011.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net decrease in Federal Home Loan Bank advances and repurchase agreements of $15.3 million for the nine months ended September 30, 2011.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $11.6 million at September 30, 2011.

The Company is not subject to separate regulatory capital requirements.  At September 30, 2011, the Bank was subject to the regulatory capital requirements of the OCC, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2011, the Bank exceeded all of its regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OCC at September 30, 2011.

			Naugatuck Valley
	OCC Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	$73,099	16.80%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	67,563	15.55%

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	67,563	11.62%

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

For the nine months ended September 30, 2011, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision (“OTS”) to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the OTS prior to the July 21, 2011 transition date, presents the change in the Bank’s net portfolio value at June 30, 2011 (the most current information available) that would occur in the event of an immediate change in interest rates based on OCC assumptions, with no effect given to any steps that the Bank might take to counteract that change.

					Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value				Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change		NPV Ratio	Change
	(Dollars in thousands)

300 bp	$64,925	$(20,629)	(24	) %	10.97%	(2.77	) %
200	73,649	(11,905)	(14	) %	12.20%	(1.54	) %
100	81,234	(4,320)	(5	) %	13.21%	(0.53	) %
50	83,862	(1,692)	(2	) %	13.54%	(0.20	) %
0	85,554	-	-		13.74%	-
(50)	86,062	508	1%		13.77%	0.03%
(100)	86,318	764	1%		13.77%	0.03%

The OCC uses certain assumptions in assessing the interest rate risk of savings associations.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2011.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

Naugatuck Valley Financial Corporation

Date:	November 14, 2011	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date:	November 14, 2011	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)