Form 10-K
period 2011-12-31
Naugatuck Valley Financial Corp
filed 2012-03-30
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 0-54447

Naugatuck Valley Financial Corporation

(Exact name of registrant as specified in its charter)

Maryland	01-0969655
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

333 Church Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 720-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, was $53,149,146.

As of March 26, 2012, there were 7,002,208 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Naugatuck Valley Financial Corporation’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Naugatuck Valley Financial operates, as well as nationwide, Naugatuck Valley Financial’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as may be required by applicable law or regulation, Naugatuck Valley Financial assumes no obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS.

General

Effective June 29, 2011, Naugatuck Valley Financial Corporation (“Naugatuck Valley Financial” or the “Company”) completed its public stock offering in connection with the conversion of Naugatuck Valley Mutual Holding Company (the “MHC”) from the mutual holding company to the stock holding company form of organization (the “Conversion”). As a result of the Conversion, the Company succeeded Naugatuck Valley Financial Corporation, a Federal corporation (the “Federal Corporation”), as the holding company for Naugatuck Valley Savings and Loan (“Naugatuck Valley Savings” or the “Bank”) and the MHC ceased to exist. A total of 4,173,008 shares of Company common stock were sold in a subscription and community offering at $8.00 per share, including 250,380 shares purchased by the Naugatuck Valley Savings and Loan Employee Stock Ownership Plan (the “ESOP”). Additionally, shares totaling 2,829,358 were issued to the stockholders of the Federal Corporation (other than the MHC) in exchange for their shares of Federal Corporation common stock at an exchange ratio of 0.9978 share of Company common stock for each share of Federal Corporation common stock. Shares outstanding after the stock offering and the exchange totaled 7,002,366. Share and per share data have been restated for prior periods to reflect the Conversion.

Naugatuck Valley Financial’s business activity is the ownership of the outstanding capital stock of Naugatuck Valley Savings and management of the investment of offering proceeds retained from the offering. Naugatuck Valley Financial neither owns nor leases any property but instead uses the premises, equipment and other property of Naugatuck Valley Savings with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, Naugatuck Valley Financial may acquire or organize other operating subsidiaries, however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so. Naugatuck Valley Financial has no significant assets, other than all of the outstanding shares of Naugatuck Valley Savings and U.S. government and agency securities, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Naugatuck Valley Savings.

Naugatuck Valley Savings is a federally chartered stock savings bank, and has served its customers in Connecticut since 1922. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and use those funds to originate one- to four-family, multi-family and commercial real estate, construction, commercial business, and consumer loans. Originations of long-term, fixed rate residential loans are primarily sold in the secondary mortgage market. We primarily hold other types of loans for investment.

Formal Regulatory Agreement

On January 17, 2012, Naugatuck Valley Savings and the Office of the Comptroller of the Currency (the “OCC”) entered into a formal written agreement (the “Agreement”). The Agreement requires Naugatuck Valley Savings to take various actions, within prescribed time frames, with respect to certain operational areas of Naugatuck Valley Savings.  These operational areas include (i) the Board of Directors and senior executive management, (ii) business planning and budgeting, (iii) capital planning; (iv) enterprise risk management; (v) internal audit; (vi) lending, including loan portfolio management, lending policy, loan review policy and systems, appraisals/evaluations of real property, commercial real estate concentration risk management, and the allowance for loan and lease losses; (vii) checking overdraft protection policy; and (viii) Bank Secrecy Act/anti-money laundering/Office of Foreign Asset Control-related risk assessment.

The Agreement also requires Naugatuck Valley Savings to file prior written notice with the OCC before appointing an individual to serve as a senior executive officer or as a director of Naugatuck Valley Savings. The Agreement also restricts Naugatuck Valley Savings from entering into, renewing, extending or revising any contractual arrangement relating to compensation or benefits for any senior executive officer of Naugatuck Valley Savings, unless Naugatuck Valley Savings first provides the OCC with prior written notice of the proposed transaction.

The Agreement restricts Naugatuck Valley Savings from declaring or paying any dividends or other capital distributions to Naugatuck Valley Financial without receiving the prior written approval of the OCC.  This provision of the Agreement relates to upstream, intercompany dividends or other capital distributions from Naugatuck Valley Savings to Naugatuck Valley Financial.

The Agreement and each of its provisions will remain in effect unless and until the provisions are amended in writing by mutual consent of Naugatuck Valley Savings and the OCC or excepted, waived, or terminated in writing by the OCC.

Available Information

Naugatuck Valley Financial’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.nvsl.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Information on our website shall not be considered a part of this Form 10-K.

Market Area

We are headquartered in Naugatuck, Connecticut, which is located in southwestern Connecticut approximately six miles south of Waterbury and 26 miles north of Bridgeport. Connecticut is one of the most attractive banking markets in the United States with a total population of approximately 3.5 million, per capita income of $35,026 and a median household income of $65,386 as of June 30, 2011, well above the U.S. median household income of $50,227, according to SNL Financial. In addition to our main office, we operate nine branch offices in the greater Naugatuck Valley market which we consider our market area. The greater Naugatuck Valley market encompasses the communities in the central and lower Naugatuck Valley regions in New Haven County, where our main office and eight of our branch offices are located, and Fairfield County, where one of our branch offices is located. The economy in our market area is primarily oriented to the service, retail, construction, and manufacturing industries. The median household and per capita income in New Haven County trailed slightly the comparable figures for Connecticut as a whole, while the median household and per capita income in Fairfield County exceeded the comparable figures for Connecticut.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. In addition, banks owned by Bank of America Corporation, Wells Fargo & Company, J.P. Morgan Chase & Co. and TD Bank Financial Group, all of which are large super-regional bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes from financial institutions in our market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the non-depository financial service companies in the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to continue in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to enter new market areas, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Banks that have received Federal Government assistance under the Economic Stabilization Act of 2008 may be able to pay higher rates on deposits and charge lower rates on loans due to their improved capital position. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

General. Our loan portfolio consists of one- to four-family residential mortgage loans, multi-family and commercial real estate loans, construction loans, commercial business loans and consumer loans. Substantially all of our loans are made to borrowers residing within Connecticut.

As a result of the significant growth in our construction loan, commercial real estate and multi-family loan and commercial business loan portfolios in recent years, we instituted, in October 2009, a policy establishing concentration limits for each of these portfolios as a percentage of our total risk-based capital. The following table sets forth these policy limits and our compliance with them at December 31, 2011.

Loan Portfolio	Policy Limit	Percentage at December 31, 2011
Construction	100%	41.4%
Commercial real estate (1)	300%	218.8
Commercial business	75%	50.1

 (1) Includes multi-family loans and land and land development loans.

One- to Four-Family Residential Loans. We originate mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We generally offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed- rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We offer fixed-rate mortgage loans with terms of either 10, 15, 20 or 30 years. Our adjustable-rate mortgage loans are based on either a 15, 20 or 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust annually after either a one, three, five or seven year initial fixed period. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. As interest rates declined and remained low over the past few years, we have experienced high levels of loan repayments and refinancings.

We generally do not make conventional loans with loan-to-value ratios exceeding 97% and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a Board-approved independent appraiser. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, or flood insurance for loans on property located in a flood zone, before closing the loan.

We do not engage in subprime lending or offer Alt-A loans.

Multi-Family and Commercial Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings, offices, retail and other income producing properties, as well as owner-occupied properties used for businesses.

We originate multi-family and commercial real estate loans for terms generally up to 20 years. Interest rates and payments on adjustable-rate loans adjust every one, three, five or ten years. Interest rates on our adjustable rate loans generally are adjusted to a rate typically equal to 2.00% to 2.50% above the one-year, three-year, five-year or ten-year Federal Home Loan Bank classic advance rate. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 80% of the appraised value (since May 2010, 75% for owner-occupied properties and 70% for non-owner occupied properties).

The largest outstanding multi-family or commercial real estate loan at December 31, 2011 was $4.8 million, of which $4.7 million was outstanding. This loan is secured by commercial real estate for future retail development and was performing according to its terms at December 31, 2011.

Our largest commercial real estate loan relationship at December 31, 2011 involved four loans totaling $7.0 million, consisting of one residential mortgage, two commercial real estate loans and one unsecured commercial line of credit. These loans were performing according to their original terms at December 31, 2011.

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with a maximum term of 30 years. Our largest residential construction loan at December 31, 2011 was $1.1 million, of which $150,000 was outstanding. This loan was performing according to its terms at December 31, 2011. We also make commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan or, in the case of a single family subdivision or construction or builder loan, be paid in full with the sale of the property after construction is complete. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% to 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser, depending on the type of property. We also require an inspection of the property before disbursement of funds during the term of the construction loan for both residential and commercial construction loans. Our largest commercial construction loan and relationship at December 31, 2011 was $6.6 million, of which $3.9 million was outstanding. This loan is secured by real estate for the construction of single family homes. This loan was on nonaccrual status at December 31, 2011.

We originate land loans to individuals on approved residential building lots for personal use for terms of up to 20 years and to a maximum loan-to-value ratio of 75% of the lower of the appraisal value or purchase price. Our land loans adjust annually after a five-year initial fixed period. Interest rates after adjustment are equal to 2.75% above the one-year constant maturity Treasury index.

We also originate loans to local contractors and developers for the purpose of making improvements to, and on, approved subdivisions and condominium projects within two years of the date of the original loan. Such loans generally are written with a maximum loan-to-value ratio of 80% of the lower of the appraised value or purchase price of the land. These loans adjust when and as the index changes at a rate that is generally equal to the prime rate as published in The Wall Street Journal plus 1%. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

Commercial Business Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area. We offer a variety of commercial lending products. These loans are typically secured, primarily by business assets. These loans are originated with maximum loan-to-value ratios of 75% of the value of the business assets. We originate one- to ten-year term loans for the acquisition of equipment or business expansion, lines of credit for seasonal financing needs and demand loans for short term financing needs with specific repayment sources. Commercial business loans are generally written at variable rates which use the prime rate as published in The Wall Street Journal as an index and, depending on the qualifications of the borrower, a zero to 3.0% margin is added. These rates will change when and as the index rate changes without caps. Fixed-rate loans are written at market rates determined at the time the loan is granted and are based on the length of the term and the qualifications of the borrower. Our largest commercial business loan relationship at December 31, 2011 was a loan in the amount of $3.5 million of which $1.5 million was outstanding and performing according to the original terms at December 31, 2011. This is a participation loan secured by mortgage notes.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, and viability of the industry in which the customer operates and the value of the collateral.

Consumer Loans. We offer a variety of consumer loans, primarily second mortgage loans and home equity lines of credit, and, to a much lesser extent, loans secured by passbook or certificate accounts, automobiles, as well as unsecured personal loans and overdraft protection accounts. Unsecured loans generally have a maximum borrowing limit of $5,000 and a maximum term of three years.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Second mortgage loans have fixed rates of interest for terms of up to 20 years. These loans are originated with maximum combined loan-to-value ratios of 75% of the appraised value of the property. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 10 years. These loans are originated with maximum loan-to-value ratios of 75% of the appraised value of the property and we require that we have a second lien position on the property.

Loan Underwriting Risks.

Adjustable-Rate Loans. Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, profitability and the value of the underlying property. We require an environmental survey for multi-family and commercial real estate loans.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans.

We consider loan sales as a part of our interest rate risk management efforts. We have the ability to sell longer-term fixed-rate loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. In 2009, we began to pursue a significant initiative to develop a meaningful secondary mortgage operation. We invested in personnel and systems to increase our ability to sell residential mortgages in the secondary market with the goals of increasing fee income and reducing interest rate risk through the sale of conforming long-term fixed-rate residential mortgages. With our systems in place, we have recently hired experienced loan production professionals in order to increase production. Since implementing this initiative, a significant percentage of all one-to four-family residential conforming loans we originate have been sold in the secondary market on a servicing retained basis. Such loans are primarily sold to Freddie Mac. Generally, loans are sold without recourse. We utilize the proceeds from these sales primarily to meet liquidity needs. The volume of loans sold totaled $62.9 million for the year ended December 31, 2011. We intend to continue to originate these types of loans for sale in the secondary market to grow our servicing portfolio and generate additional noninterest income.

At December 31, 2011, we retained the servicing rights on $85.1 million of loans for others, consisting primarily of fixed-rate mortgage loans sold without recourse to third parties. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower. At December 31, 2011, Naugatuck Valley Savings and Loan did not have any loans sold with recourse. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans. We occasionally sell participation interests in loans.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our board of directors and management.

For one- to four-family loans and owner occupied residential construction loans, two members of the mortgage loan committee, one of which must be a vice president or above, may approve loans up to $417,000 and a majority of the members of the Board loan committee must approve loans over $417,000. For unsecured commercial business loans, a majority of the members of the Board must approve loans over $500,000 and two members of the board of directors loan committee must approve loans over $250,000 and up to $500,000. Unsecured business loans of $250,000 or less must be approved by two members of the officers’ loan committee. Loans of $100,000 or less which are unsecured can be approved by one member of the officers’ loan committee and later presented to the officers’ loan committee for ratification. For secured commercial loans and commercial construction loans, a majority of the members of the Board must approve loans over $1.5 million and two members of the board of directors loan committee must approve loans over $750,000 and up to $1.5 million. Loans of $500,001 to $750,000 secured by real estate, where the loan to value ratio is 70% (non-owner occupied) or 75% (owner occupied ) or less supported by a conforming appraisal, can be approved by the officers’ loan committee. Loans of $500,000 or less secured by real estate where the loan-to-value is 70% (non-owner occupied) or 75% (owner occupied ) or less can be approved by two members of the officers’ loan committee and for $100,000 or less secured by real estate with an 70% (non-owner occupied) or 75% (owner occupied ) loan-to-value one member of the officers’ loan committee can approve with a later ratification by the officers’ loan committee. Loans exceeding these loan to value ratios need approval by the next highest loan committee level. The board of directors must approve all consumer loans over $200,000. Various bank personnel have been delegated authority to approve smaller commercial loans and consumer loans.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and allowance for loan losses. At December 31, 2011, our regulatory limit on loans to one borrower was $11.4 million. At that date, our largest lending relationship was $7.0 million and consisted of one residential mortgage, two commercial real estate loans and one commercial line of credit all of which were performing according to the original repayment terms.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 45 days or less.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock.

At December 31, 2011, our investment portfolio consisted of U.S. Government and agency securities with maturities primarily less than five years, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, collateralized mortgage obligations with stated final maturities of 30 years or less, and preferred money market securities with terms of primarily 91 days or less.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. During 2011, we reduced credit risk by increasing our position in adjustable rate Ginnie Mae mortgage-backed securities which are classified as 0% risk weighted assets. Our board of directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Asset/Liability and Investment Committees. The Investment Committee meets regularly and is responsible for approval of investment strategies and monitoring of investment performance. Our Controller, as the designated investment portfolio manager, has the responsibility for the daily investment activities and is authorized to make investment decisions consistent with our investment policy.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. The vast majority of our depositors are residents of the State of Connecticut. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, checking accounts, money market accounts, regular savings accounts, club savings accounts, certificate accounts, health savings accounts and various retirement accounts. Generally, we do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

Borrowings. We borrow from the Federal Home Loan Bank of Boston to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Boston and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

We also use securities sold under agreements to repurchase as a source of borrowings, and we occasionally borrow short-term from correspondent banks to cover temporary cash needs.

Subsidiaries

Naugatuck Valley Financial’s sole subsidiary is Naugatuck Valley Savings.

Naugatuck Valley Savings has one subsidiary, Naugatuck Valley Mortgage Servicing Corporation. Established in 1999 under Connecticut law, Naugatuck Valley Mortgage Servicing is a passive investment corporation organized in order to take advantage of certain state tax benefits. Its primary business is to service mortgage loans which we have originated and subsequently transferred to Naugatuck Valley Mortgage Servicing. At December 31, 2011, Naugatuck Valley Mortgage Servicing had $245.7 million in assets.

Personnel

At December 31, 2011, we had 132 full-time employees and 18 part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Regulation and Supervision

General

Naugatuck Valley Savings is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Naugatuck Valley Savings is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Naugatuck Valley Savings must file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Naugatuck Valley Savings’ safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Naugatuck Valley Financial and Naugatuck Valley Savings and their operations. Naugatuck Valley Financial, as a savings and loan holding company, is required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board. Naugatuck Valley Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, makes extensive changes in the regulation and supervision of federal savings institutions like Naugatuck Valley Savings. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated, and responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, the agency that regulates national banks. The Office of the Comptroller of the Currency assumed primary responsibility for examining Naugatuck Valley Savings and implementing and enforcing many of the laws and regulations applicable to federal savings institutions. At the same time, the responsibility for supervising and regulating savings and loan holding companies, such as Naugatuck Valley Financial, was transferred to the Federal Reserve Board. In addition, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, their primary federal regulator rather than the Consumer Financial Protection Bureau.

Certain of the regulatory requirements that are applicable to Naugatuck Valley Savings and Naugatuck Valley Financial are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Naugatuck Valley Savings and Naugatuck Valley Financial and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Institutions

Business Activities. Federal law and regulations govern the activities of federal savings banks, such as Naugatuck Valley Savings. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

The Dodd-Frank Act authorized the payment of interest on commercial checking accounts, effective July 21, 2011.

Capital Requirements.  Federal savings associations must meet three minimum capital standards:  a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of the Comptroller of the Currency capital regulation based on the risks believed inherent in the type of asset.  The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2011, Naugatuck Valley Savings met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of the Comptroller of the Currency determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of the Comptroller of the Currency may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Naugatuck Valley Savings and Loan received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Limitation on Capital Distributions.  Federal Reserve Board and Office of the Comptroller of the Currency regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, a notice must be filed with the Federal Reserve Board 30 days prior to declaring a dividend, with a notice to the Office of the Comptroller of the Currency. The Federal Reserve Board may disapprove a dividend notice if the proposed dividend raises safety and soundness concerns, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. In the event Naugatuck Valley Savings’ capital fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, Naugatuck Valley Savings’ ability to make capital distributions could be restricted. In addition, the Federal Reserve Board could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Federal Reserve Board determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period. Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions, including dividend limitations. The Dodd-Frank Act made noncompliance with the qualified thrift lender test subject to agency enforcement action as a violation of law. As of December 31, 2011, Naugatuck Valley Savings maintained 86.85% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits Naugatuck Valley Savings’ authority to make loans to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (i.e., generally, any company that controls or is under common control with an institution), including Naugatuck Valley Financial. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act generally prohibits loans by Naugatuck Valley Financial to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Naugatuck Valley Savings to its executive officers and directors in compliance with federal banking regulations. Federal regulations impose certain quantitative limits and require, among other things, that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Naugatuck Valley Savings is therefore generally prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Naugatuck Valley Savings to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Naugatuck Valley Savings’ capital and surplus, or, in any event, greater than $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

Loans to executive officers are subject to additional restrictions based on the category of loan involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to their primary federal regulator to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. Naugatuck Valley Savings paid $146,064 in assessments for the year ended December 31, 2011.

Insurance of Deposit Accounts. The deposits of Naugatuck Valley Savings are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to difficult economic conditions, deposit insurance per account owner was recently raised to $250,000. That change was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010, and certain senior unsecured debt issued by institutions and their holding companies during specified periods would be guaranteed by the FDIC through June 30, 2012, or in certain cases, to December 31, 2012. Naugatuck Valley Savings made the business decision to participate in the unlimited noninterest bearing transaction account coverage and Naugatuck Valley Savings and its holding companies opted to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Naugatuck Valley Savings. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency. The management of Naugatuck Valley Savings does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Naugatuck Valley Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Naugatuck Valley Savings, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Naugatuck Valley Savings was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2011 of $6.3 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements, as well as general financial results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily negotiable orders of withdrawal (NOW) and regular checking accounts). For 2011, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $55.8 million; a 10% reserve ratio was applied above $55.8 million. The first $10.7 million of otherwise reservable balances were exempted from the reserve requirements. These amounts are adjusted annually and, for 2012, require a 3% ratio for up to $71.0 million and an exemption of $11.5 million. Naugatuck Valley Savings complies with the foregoing requirements.

Holding Company Regulation

General. As a savings and loan holding company, Naugatuck Valley Financial is required by federal law to report to, and otherwise comply with the rules and regulations of, the Federal Reserve Board.

Activities Restrictions. Naugatuck Valley Financial is a unitary savings and loan holding company within the meaning of federal law. No company may acquire control of a savings association unless that company engages only in the financial activities permitted for financial holding companies under the law (which includes those permitted for bank holding companies) or for multiple savings and loan holding companies as described below. Upon any non-supervisory acquisition by Naugatuck Valley Financial of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of the Comptroller of the Currency, Naugatuck Valley Financial would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies, subject to the prior approval of the Federal Reserve Board, and certain activities authorized by Federal Reserve Board regulation. In addition, Naugatuck Valley Financial may also engage in activities permitted for financial holding companies under certain conditions, including the filing of an election to be treated as a financial holding company with the Federal Reserve Board.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Federal Reserve Board and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions:  (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  There is a five-year transition period before the capital requirements will apply to savings and loan holding companies. Instruments such as cumulative preferred stock and trust preferred securities will not be includable as Tier 1 capital, except that instruments issued before May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions, which will require holding companies to provide capital and other support to their subsidiary institutions in times of financial distress.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Acquisition of Naugatuck Valley Financial.  Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company or savings association), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of Naugatuck Valley Financial’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of Naugatuck Valley Financial.  A change in control definitively occurs upon the acquisition of 25% or more of Naugatuck Valley Financial’s outstanding voting stock.  Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Future Legislation. Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the recent enactments of the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Executive Officers of the Registrant

The executive officers of Naugatuck Valley Financial and Naugatuck Valley Savings are elected annually by the Board of Directors and serve at the Board’s discretion. The executive officers of Naugatuck Valley Financial and Naugatuck Valley Savings are:

Name	Position

John C. Roman	President and Chief Executive Officer of Naugatuck Valley Financial and Naugatuck Valley Savings and Loan

Dominic J. Alegi, Jr.	Executive Vice President of Naugatuck Valley Financial and Naugatuck Valley Savings and Loan

Mark S. Graveline	Senior Vice President of Naugatuck Valley Financial; Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings and Loan

William C. Nimons	Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Savings and Loan

Lee R. Schlesinger	Senior Vice President and Chief Financial Officer of Naugatuck Valley Financial and Naugatuck Valley Savings and Loan

Below is information regarding the executive officers who are not also directors. Unless otherwise stated, each executive officer has held his current position for at least the last five years. Ages presented are as of December 31, 2011.

Dominic J. Alegi, Jr. retired effective March 9, 2012. Mr. Alegi had served as Executive Vice President of Naugatuck Valley Financial since September 2004 and has been Executive Vice President of Naugatuck Valley Savings since 1989. Mr. Alegi had served with Naugatuck Valley Savings since 1970. Age 65.

Mark S. Graveline has served as Senior Vice President of Naugatuck Valley Financial and as Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings since February 2005. Mr. Graveline previously was a Vice President of Banknorth-Connecticut and a Vice President of North American Bank and Trust. Age 55.

William C. Nimons has served as Senior Vice President of Naugatuck Valley Financial since September 2004 and has been Senior Vice President of Naugatuck Valley Savings since 2001. Mr. Nimons previously was the Manager-Network Management of Prudential Real Estate and Relocation, a real estate and relocation firm and was an Executive Vice President at Shelton Savings Bank. Age 65.

Lee R. Schlesinger was appointed Senior Vice President and Chief Financial Officer of Naugatuck Valley Financial and Naugatuck Valley Savings in December, 2007. Before then, he served as Vice President and Treasurer of Naugatuck Valley Financial since September 2004, and as Vice President and Treasurer of Naugatuck Valley Savings since August 2004. Mr. Schlesinger served as Vice President and Controller of Naugatuck Valley Savings from 2003 to 2004 and as Assistant Vice President and Controller of Naugatuck Valley Savings from 2000 to 2003. Mr. Schlesinger has served with Naugatuck Valley Savings since 1983. Age 51.

ITEM 1A.	RISK FACTORS.

Risks Related to our Business

Our portfolio of loans with a higher risk of loss have increased recently and may increase further as a result of our continued origination of commercial loans.

Recently, we have emphasized and grown our multi-family and commercial real estate and commercial business lending. At December 31, 2011, $197.7 million, or 41.2%, of our loan portfolio consisted of multi-family and commercial real estate and commercial business loans, increases of 1.4% from $195.0 million at December 31, 2010 and 17.3% from $166.3 million at December 31, 2009. Multi-family and commercial real estate and commercial business loans have a higher risk of default and loss than owner-occupied single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrower. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers than single-family residential loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our non-performing assets have increased significantly and expose us to increased risk of loss, which may negatively affect our earnings.

Our non-performing assets have increased recently as a result of the recent economic recession. At December 31, 2011, we had total non-performing assets of $26.3 million, or 4.6% of total assets, an $8.0 million increase from December 31, 2010 and a $20.2 million increase from December 31, 2009. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Naugatuck Valley Savings and Loan. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At December 31, 2011, our allowance for loan losses amounted to $8.3 million, or 1.7% of total loans outstanding and 32.6% of nonperforming loans.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Our strategy of controlling commercial loan growth may have a negative effect on our earnings.

At December 31, 2011, our construction loan portfolio, commercial real estate and multi-family loan portfolio, and commercial business loan portfolio amounted to 41.4%, 218.8% and 50.1%, respectively, of our total risked-based capital at that date. These percentages are within the limits of the loan concentration policy that we have established for these types of higher risk loans. See “Item 1. Business – Lending Activities – General” for further information regarding the policy limits. We intend to maintain our construction loan, commercial real estate and multi-family loan, and commercial business loan portfolios, as a percentage of total risked-based capital, at approximately the same percentage levels as at December 31, 2011. Our regulators may instruct or advise us to reduce these concentration levels even further if they deem it warranted. Commercial loans generally have higher yields than residential mortgage loans because they are considered to have a higher risk of loss. Our controlled growth strategy, or any change in strategy that makes it more stringent, may have a negative effect on our earnings.

The unseasoned nature of our commercial and construction loan portfolio may expose us to increased lending risks.

Our multi-family and commercial real estate, commercial business and construction loan portfolio has increased $138.7 million, or 154.9%, from $89.5 million at December 31, 2006 to $228.2 million at December 31, 2011. Many of our multi-family, commercial real estate, commercial business and construction loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectibility. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial or construction loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Higher loan losses could require us to increase our allowance for loan losses, which may negatively impact our earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.7% of total loans outstanding and 32.6% of nonperforming loans at December 31, 2011. Our allowance for loan losses at December 31, 2011, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our emphasis on residential mortgage and commercial real estate loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2011, $217.9 million, or 45.4%, of our loan portfolio consisted of one- to four-family residential mortgage loans, $32.2 million, or 6.7%, of our loan portfolio consisted of home equity loans and $160.9 million, or 33.5% of our loan portfolio consisted of multi-family and commercial real estate. We originate home equity lines of credit with maximum combined loan-to-value ratios of up to 75%. Recent declines in the housing market and the commercial real estate market have resulted in declines in real estate values in our market area. These declines in real estate values could cause some of our mortgage, home equity and multi-family and commercial real estate loans to be inadequately collateralized which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

Concentration of loans in our primary market area may increase risk.

Our success depends primarily on the general economic conditions in the State of Connecticut, as nearly all of our loans are to customers in this market, particularly our local greater Naugatuck Valley market area. Accordingly, the local economic conditions in Connecticut have a significant impact on the ability of our borrowers to repay loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control could negatively affect our financial results.

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively effect our earnings.

We generally sell in the secondary market the fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. When interest rates fall, the demand for fixed-rate mortgage loans also tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test quarterly for impairment. The value of mortgage servicing rights tend to increase with rising interest rates and to decrease with falling interest rates. If we are required to take an impairment charge, that would hurt our earnings.

Naugatuck Valley Savings is required to comply with the terms of the formal written agreement entered into with the Office of the Comptroller of the Currency and lack of compliance could result in monetary penalties and/or additional regulatory actions.

Naugatuck Valley Savings entered into a formal written agreement with the Office of the Comptroller of the Currency on January 17, 2012. See “Business - General - Formal Regulatory Agreements” for further information. The formal written agreement and each of its provisions will remain in effect unless and until the provisions are amended in writing by mutual consent of Naugatuck Valley Savings and the Office of the Comptroller of the Currency or excepted, waived, or terminated in writing by the Office of the Comptroller of the Currency. If we fail to comply with the formal written agreement, the Office of the Comptroller of the Currency may pursue the assessment of civil money penalties against Naugatuck Valley Savings and its officers and directors and may seek to enforce the terms of the formal written agreement through court proceedings.

Recently enacted regulatory reform may have a material impact on our operations.

The Dodd-Frank Act, enacted in 2010, restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which previously regulated Naugatuck Valley Savings, was merged into the Office of the Comptroller of the Currency, which until then only regulated national banks. As a result of the Dodd-Frank Act, savings and loan holding companies, including Naugatuck Valley Financial, are now regulated by the Board of Governors of the Federal Reserve System. The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws previously accorded federally chartered depository institutions has been reduced, and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as Naugatuck Valley Savings, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Naugatuck Valley Savings that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have taken stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the FDIC’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve” —or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security.

Companies are required to record other-than-temporary impairment if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment for the amount of credit losses, regardless of the intent or requirement to sell. We evaluate investments that have a fair value less than book value for other-than-temporary impairment on a quarterly basis. Changes in the expected cash flows, credit enhancement levels or credit ratings of investment securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other-than temporary, which would require a charge to earnings to write down the value of these securities. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $247,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2011, which is the most recent date for which information is available, we held less than 2.0% of the deposits in each of the counties in which our offices are located. Several of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Naugatuck Valley Savings rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2011.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2011	Square Footage	Owned/ Leased	Date of Lease Expiration
		(Dollars in thousands)
Main Office:
333 Church Street	1996	$2,298	23,000	Owned	—
Naugatuck, CT 06770
Branches:
1009 New Haven Road	2001	1,151	3,300	Owned	—
Naugatuck, CT 06770

127 South Main Street	1997	256	960	Owned	—
Beacon Falls, CT 06403

49 Pershing Drive	2003	35	1,950	Leased	2013	(1)
Derby, CT 06418

249 West Street (2)	2002	2,264	9,500	Owned	—
Seymour, CT 06483

504 Bridgeport Avenue	2004	352	3,000	Leased	2020	(3)
Shelton, CT 06484

1699 Highland Avenue,	2006	—	3,000	Leased	2016	(4)
Cheshire, CT 06410

450 Heritage Road, Suite 3C	2008	65	3,000	Leased	2018	(5)
Southbury, CT 06488

1570 Southford Road (6)	2006	1,766	4,823	Owned	—
Southbury, CT 06488

1030 Hamilton Avenue	2006	—	1,239	Leased	2016	(7)
Waterbury, CT 06706

Other Properties:

1007 New Haven Road	1974	86	1,725	Leased	2014	(8)
Naugatuck, CT 06770

135 South Main Street (9)	2003	159	N/A	Owned	—
Beacon Falls, CT 06403

(1)	We have an option to renew this lease for three additional five-year periods.
(2)	This branch occupies 3,500 square feet of this building and 1,465 square feet is utilized as a training facility for Naugatuck Valley Savings. The building also includes 4,535 square feet of rentable space which is currently leased until 2013. The tenant has an option to renew this lease for three additional five year periods.
(3)	We have an option to renew this lease for five additional five-year periods.
(4)	We have an option to renew this lease for two additional five-year periods.
(5)	We have an option to renew this lease for two additional five-year periods.
(6)	This branch occupies 3,383 square feet of this building. The building also includes 1,440 square feet of space that is utilized as office space to house our secondary market operations.
(7)	We have an option to renew this lease for three additional five-year periods.
(8)	Former branch site. We have an option to renew this lease for two additional ten-year periods. This property has been sublet under a sublease that expires in 2015.
(9)	This property is designated for future parking, additional access and possible future expansions of our Beacon Falls branch.

ITEM 3.	LEGAL PROCEEDINGS.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Naugatuck Valley Financial’s common stock is listed on the Nasdaq Global Market under the trading symbol “NVSL.” The following table sets forth the high and low sales prices of the common stock, as reported on the Nasdaq Global Market, and the dividend declared by Naugatuck Valley Financial during each quarter of 2011 and 2010.

	High	Low	Dividends
Year Ending December 31, 2011:
Fourth Quarter	$7.83	$6.77	$0.03
Third Quarter	8.15	7.37	0.03
Second Quarter	8.51	7.48	0.03
First Quarter	9.09	6.76	0.03
Year Ended December 31, 2010:
Fourth Quarter	$6.75	$4.70	$0.03
Third Quarter	6.75	5.00	0.03
Second Quarter	7.10	5.51	0.03
First Quarter	7.00	5.28	0.05

At March 23, 2012, there were 696 holders of record of Naugatuck Valley Financial common stock.

Naugatuck Valley Financial’s ability to pay dividends is dependent on dividends received from Naugatuck Valley Savings. For a discussion of restrictions on the payment of cash dividends by Naugatuck Valley Savings, see “Business—Regulation and Supervision—Regulation of Federal Savings Institutions—Limitation on Capital Distributions” in this Annual Report on Form 10-K and note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Naugatuck Valley Financial did not repurchase any stock during the three months ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is derived in part from the audited consolidated financial statements that appear in this Annual Report on Form 10-K. The information at December 31, 2009, 2008 and 2007 and for the years ending December 31, 2008 and 2007 are derived in part from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K. For a discussion of the reason for material changes in the financial condition and results of operations at and for the years ended December 31, 2011 and 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At December 31,
(In thousands)	2011	2010	2009	2008	2007

Selected Financial Condition Data:
Total assets	$572,639	$568,253	$556,955	$535,386	$462,527
Securities held-to-maturity	25,292	15,334	1,451	—	1,190
Securities available-for-sale	25,051	31,683	37,623	63,844	65,264
Loans receivable, net	467,674	473,521	473,304	431,976	359,831
Cash and cash equivalents	18,069	14,263	12,146	8,247	8,370
Deposits	410,887	405,875	380,931	363,026	321,398
Borrowed funds	70,817	102,842	118,984	119,148	85,107
Total stockholders’ equity	82,876	52,260	50,308	45,589	50,457

	Year Ended December 31,
(In thousands, except per share data)	2011	2010	2009	2008	2007

Selected Operating Data:
Interest and dividend income	$27,165	$28,538	$28,291	$28,203	$25,030
Interest expense	8,252	10,279	12,537	13,904	13,174

Net interest income	18,913	18,259	15,754	14,299	11,856
Provision for loan losses	3,584	3,360	1,144	675	151

Net interest income after provision for loan losses	15,329	14,899	14,610	13,624	11,705
Noninterest income (loss)	5,022	3,288	2,742	(1,048)	2,354
Noninterest expense	17,007	15,907	14,541	13,454	12,422

Income (loss) before tax provision (benefit)	3,344	2,280	2,811	(878)	1,637
Income tax provision (benefit)	1,140	829	818	(566)	217

Net income (loss)	$2,204	$1,451	$1,993	$(312)	$1,420

Earnings (loss) per share, basic and diluted	$0.33	$0.21	$0.29	$(0.05)	$0.20

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007

Performance Ratios:
Return (loss) on average assets	0.38%	0.25%	0.37%	(0.06)%	0.33%
Return (loss) on average equity	3.22	2.79	4.10	(0.64)	2.77
Interest rate spread (1)	3.47	3.40	3.00	2.88	2.76
Net interest margin (2)	3.55	3.45	3.09	3.02	2.95
Noninterest expense to average assets	2.95	2.79	2.68	2.66	2.86
Efficiency ratio (3)	70.95	73.67	78.43	101.28	87.18
Dividend payout ratio (4)	36.36	23.48	24.25	N/M	45.10
Average interest-earning assets to average interest-bearing liabilities	105.28	102.65	103.77	104.46	105.65
Average equity to average assets	11.85	9.13	8.97	9.71	11.80

Capital Ratios:
Total capital to risk-weighted assets	17.19%	11.84%	11.10%	11.09%	12.88%
Tier 1 capital to risk-weighted assets	15.94	10.59	10.16	10.36	12.22
Tier 1 capital to adjusted total assets	11.88	8.03	7.76	7.58	8.81
Total equity to total assets	14.47	9.20	9.03	8.52	10.91

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.74%	1.33%	0.84%	0.66%	0.60%
Allowance for loan losses as a percent of nonperforming loans	32.64	35.74	66.60	107.13	222.99
Net charge-offs (recoveries) to average loans outstanding during the period	0.35	0.20	—	(0.01)	0.02
Nonperforming loans as a percent of total loans	5.34	3.73	1.26	0.62	0.27
Nonperforming assets as a percent of total assets	4.59	3.22	1.10	0.50	0.21

Other Data:
Number of:
Deposit accounts	30,664	31,167	30,712	30,721	29,489
Full service customer service facilities	10	10	10	10	9

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense (less intangible amortization) divided by the sum of net interest income and noninterest income.
(4)	Represents dividends declared (excluding waived dividends) divided by net income. The ratio is not meaningful for the 2008 period due to the net loss for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Income. We have two primary sources of income. The first is net interest income, which is the difference between interest income, the income that we earn on our loans and investments, and interest expense, the interest that we pay on our deposits and borrowings.

To a lesser extent, we also recognize income from fees and service charges, which is the compensation we receive from providing products and services. Our primary noninterest income comes from fees and service charges on loan and deposit accounts. We also earn income from bank owned life insurance, sales of loans and investments and investment advisory services.

Expenses. The expenses we incur in operating our business consist of compensation, taxes and benefits, office occupancy, computer processing fees, advertising and professional fees and other expenses.

Compensation, taxes and benefits consist primarily of the salaries and wages paid to our employees and directors, payroll taxes and expenses for retirement and other employee benefits.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance, and costs of utilities.

Computer processing fees includes fees paid to our third-party data processing servicer and our network security expenses.

Professional fees include fees paid for our attorneys, accountants and consultants.

Federal Deposit Insurance Corporation assessments are a specified percentage of assessable deposits, depending on the risk characteristics of the institution. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, in 2009 the FDIC increased its assessment rates and charged a special assessment to increase the balance of the insurance fund.

Other expenses include expenses for insurance, postage, expenses associated with being a public company, expenses related to checking accounts, supervisory examinations and other miscellaneous operating activities.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be critical accounting policies: allowance for loan losses, deferred income taxes and fair value of financial instruments.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. We engage an independent review of our commercial loan portfolio at least annually and adjust our loan ratings based in part upon this review. In addition, our banking regulator as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. See notes 3 and 5 of the notes to the Naugatuck Valley Financial financial statements included in this Annual Report on Form 10-K.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed periodically as regulatory and business factors change. See notes 3 and 12 of the notes to the financial statements in this Annual Report on Form 10-K.

Fair Value of Financial Instruments. We use fair value measurements to record certain assets at fair value on a recurring basis, primarily related to the carrying amounts for available-for-sale investment securities. Additionally, we may be required to record at fair value other assets, such as foreclosed real estate, on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-down of individual assets. Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect the possible tax ramifications or estimated transaction costs. See notes 3, 4 and 17 of the notes to the Naugatuck Valley Financial financial statements in this Annual Report on Form 10-K.

Balance Sheet

Loans. Our principal lending activity is the origination of loans secured by real estate primarily located in our market area. We originate real estate loans, secured by one- to four-family residential homes and multi-family and commercial real estate, and construction loans. At December 31, 2011, real estate loans totaled $409.2 million, or 85.3% of total loans, compared to $410.4 million, or 85.3% of total loans, at December 31, 2010. Real estate loans remained stable reflecting growth in our multi-family and commercial real estate portfolio offset by the sale of one- to four-family fixed-rate mortgages in the secondary market.

The largest segment of our real estate loan portfolio is one- to four-family residential loans. At December 31, 2011, these loans totaled $217.9 million and represented 53.2% of real estate loans and 45.4% of total loans, compared to $219.3 million, which represented 53.4% of real estate loans and 45.6% of total loans, at December 31, 2010. One- to four-family residential loans decreased $1.4 million, or 0.6% from December 31, 2010 to December 31, 2011. The decrease in the 2011 period reflects the effect the sale of the majority of our one- to four-family fixed-rate mortgages in the secondary market.

Multi-family and commercial real estate loans are the second largest segment of our real estate loan portfolio. These loans were $160.9 million, which represented 39.3% of real estate loans and 33.5% of total loans, at December 31, 2011 compared to $160.2 million, which represented 39.0% of real estate loans and 33.3% of total loans, at December 31, 2010. Multi-family and commercial real estate loans remained flat as new production is replacing amortization and payoffs of existing loans.

We also originate construction loans secured by residential and commercial real estate. These loans were $30.5 million and represented 7.4% of real estate loans and 6.4% of total loans at December 31, 2011 compared to $30.9 million, which represented 7.5% of real estate loans and 6.4% of total loans, at December 31, 2010. Construction loans have also remained essentially flat, primarily due to decreased loan demand for construction loans in this difficult economy. Additionally, a portion of these loans converted to permanent loans at the end of the construction period.

We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable and letters of credit. Commercial business loans totaled $33.9 million, or 7.7% of total loans, at December 31, 2011, compared to $34.7 million, or 7.2% of total loans, at December 31, 2010.

We also originate a variety of consumer loans, including second mortgage loans, home equity lines of credit and loans secured by savings accounts and automobiles. Consumer loans totaled $33.7 million, or 7.0% of total loans, at December 31, 2011, compared to $36.2 million, or 7.5% of total loans, at December 31, 2010.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Real estate loans:
One-to four-family	$217,893	45.41%	$219,286	45.56%	$229,693	47.74%
Construction	30,456	6.35	30,921	6.42	46,298	9.62
Multi-family and commercial real estate	160,858	33.53	160,235	33.29	134,931	28.05

Total real estate loans	409,207	85.29	410,442	85.27	410,922	85.41

Commercial business loans	36,870	7.68	34,742	7.22	31,325	6.51
Consumer loans:
Home equity	32,157	6.70	34,807	7.23	37,276	7.75
Savings accounts	847	0.18	956	0.20	1,113	0.23
Personal	197	0.04	236	0.05	256	0.05
Automobile	509	0.11	168	0.03	230	0.05

Total consumer loans	33,710	7.03	36,167	7.51	38,875	8.08

Total loans	479,787	100.00%	481,351	100.00%	481,122	100.00%

Less:
Allowance for loan losses	8,291		6,393		3,996
Undisbursed construction loans	3,489		1,034		3,336
Deferred loan origination fees	333		403		486

Loans receivable, net	$467,674		$473,521		$473,304

	At December 31,
	2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent

Real estate loans:
One-to four-family	$216,201	49.51%	$193,787	53.24%
Construction	50,596	11.59	41,041	11.27
Multi-family and commercial real estate	106,028	24.28	70,051	19.25

Total real estate loans	372,825	85.38	304,879	83.76

Commercial business loans	22,567	5.17	16,690	4.59
Consumer loans:
Home equity	39,655	9.08	40,517	11.13
Savings accounts	1,093	0.25	1,272	0.35
Personal	262	0.06	302	0.08
Automobile	271	0.06	327	0.09

Total consumer loans	41,281	9.45	42,418	11.65

Total loans	436,673	100.00%	363,987	100.00%

Less:
Allowance for loan losses	2,869		2,163
Undisbursed construction loans	1,299		1,532
Deferred loan origination fees	529		461

Loans receivable, net	$431,976		$359,831

The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loans repricing or maturing during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated maturity are reported as due in one year or less.

	At December 31, 2011
(In thousands)	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans

One year or less	$59,510	$23,633	$22,640	$105,783
More than one year to five years	111,487	10,289	3,321	125,097
More than five years	238,210	2,948	7,749	248,907

Total	$409,207	$36,870	$33,710	$479,787

The following table sets forth the dollar amount of all loans at December 31, 2011 that are due after December 31 , 2012, and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, nonperforming loans and deferred loan fees, net.

	At December 31, 2011 and Due After December 31, 2012
(In thousands)	Fixed-Rates	Floating or Adjustable- Rates	Total

Real estate loans:
One- to four-family	$197,248	$65,037	$262,285
Construction	6,980	532	7,512
Multi-family and commercial	8,791	71,111	79,902
Commercial business loans	8,301	4,936	13,237
Consumer loans	10,959	109	11,068

Total	$232,279	$141,725	$374,004

The following table shows loan origination activity during the periods indicated.

	Year Ended December 31,
(In thousands)	2011	2010	2009

Total loans at beginning of period	$481,351	$481,122	$436,673
Loans originated:
Real estate loans:
One- to four-family	91,480	67,131	48,387
Construction	15,882	11,483	24,518
Multi-family and commercial	15,792	29,362	24,547
Commercial business loans	63,452	20,066	21,598
Consumer loans	9,528	13,377	13,726

Total loans originated	196,134	141,419	132,776
Deduct:
Real estate loan principal repayments	(59,920)	(71,559)	(59,355)
Loan sales	(64,469)	(36,897)	—
Other repayments	(73,309)	(32,734)	(28,972)

Net loan activity	(1,564)	229	44,449

Total loans at end of period	$479,787	$481,351	$481,122

We did not purchase any loans during the periods presented in the table above.

Securities. Our securities portfolio consists primarily of mortgage-backed securities and collateralized mortgage obligations with maturities of 30 years or less, money market preferred obligations, as well as U.S. Government and agency obligations. Securities increased by $4.0 million in the year ended December 31, 2011 due to the purchase of additional mortgage-backed securities during this period, partially offset by principal repayments on mortgage-backed securities and the partial redemption of money market preferred obligations. Securities increased by $7.7 million in the year ended December 31, 2010 due to the purchase of additional mortgage-backed securities during this period, partially offset by the sale of a corporate bond, the maturity of a U.S. Government obligation and principal repayments on mortgage-backed securities.

All of our mortgage-backed securities and substantially all of our collateralized mortgage obligations were issued either by Ginnie Mae, Fannie Mae or Freddie Mac. At December 31, 2011, our securities portfolio also included a private label collateralized mortgage obligation with a par value of $374,000. During the year ended December 31, 2011, the Company recognized $20,000 of credit related losses that were considered other than temporary.

The following table sets forth the amortized costs and fair values of our securities portfolio at the dates indicated.

			At December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Available-for-sale securities:
US Government and agency obligations	$1,014	$1,068	$1,022	$1,087	$1,529	$1,583
Government guaranteed mortgage-backed securities	13,919	14,763	19,093	19,960	23,561	24,500
Government guaranteed collateralized mortgage obligations	1,711	1,721	2,272	2,300	2,562	2,572
Private label collateralized mortgage obligations	352	255	434	376	529	428
Money market preferred obligations	8,000	7,244	8,200	7,960	8,200	7,880
Corporate obligations	-	-	-	-	1,000	660

Held-to-maturity securities:
US Government and agency obligations	-	-	-	-	1,451	1,475
Government guaranteed mortgage-backed securities	25,292	25,670	15,334	15,104	-	-

Total	$50,288	$50,721	$46,355	$46,787	$38,832	$39,098

At December 31, 2011, we did not own any securities, other than U.S. Government and agency securities, that had an aggregate book value in excess of 10% of our total stockholders’ equity at that date.

The following table sets forth the final maturities and weighted average yields of securities at December 31, 2011. Mortgage-backed securities and collateralized mortgage obligations are secured by mortgages and as a result produce monthly principal repayments which are not reflected in the table below. Certain mortgage-backed securities, collateralized mortgage obligations and money market preferred obligations have adjustable interest rates and reprice within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2011, mortgage-backed securities and collateralized mortgage obligations with adjustable rates totaled $14.7 million. The auction markets for the money market preferred obligations listed are not currently active. As a result, the money market preferred obligations are listed below based on their repricing schedule, rather than their expected maturities.

			More than		More than
			One Year to		Five Years to		More than
	One Year or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted	Weighted			Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
US Government and agency obligations	$-	-	$1,068	4.38%	$-	-	$-	-	$1,068	4.38%
Government guaranteed mortgage-backed securities	-	-	-	-	-	-	14,763	4.26%	14,763	4.26%
Government guaranteed collateralized mortgage obligations	-	-	-	-	-	-	1,721	3.78%	1,721	3.78%
Private label collateralized mortgage obligations	-	-	-	-	-	-	255	2.70%	255	2.70%
Money market preferred obligations	7,244	4.39%	-	-	-	-	-	-	7,244	4.39%
Total	$7,244	4.39%	$1,068	4.38%	$-	-	$16,739	4.15%	$25,051	4.23%
Held-to-maturity securities:
Government guaranteed mortgage-backed securities	-	-	-	-	-	-	25,292	3.37%	25,292	3.37%
Total held-to-maturity	-	-	-	-	-	-	25,292	3.37%	25,292	3.37%
Total	$7,244	4.39%	$1,068	4.38%	$-	-	$42,031	3.68%	$50,343	3.80%

Bank Owned Life Insurance. We have purchased life insurance policies on certain key executives to help offset the costs of certain benefits provided to Naugatuck Valley Savings and Loan’s employees. Bank owned life insurance totaled $9.6 million at December 31, 2011. Bank owned life insurance is recorded as an asset at the lower of its cash surrender value or the amount that can be realized. Income earned on bank owned life insurance policies is exempt from income taxes. This program is monitored on an annual basis to ensure that Naugatuck Valley Savings and Loan remains within the established guidelines outlined in the bank regulatory policies. The risks that are reviewed on an ongoing basis are: liquidity risk, transaction/operational risk, tax and insurable interest implications, reputation risk, credit and interest rate risk, price risk and compliance/legal risk.

Deposits. Our primary source of funds is retail deposit accounts held principally by individuals and businesses within our market area. The deposit base is comprised of certificate accounts, regular savings accounts, checking and NOW accounts, money market savings accounts and health savings accounts. At December 31, 2011 and December 31, 2010, we had no brokered deposits. Total deposits increased $5.0 million or 1.2% in the year ended December 31, 2011. During that time period, regular savings accounts increased by 35.1%, checking and NOW accounts increased by 16.8% and money market accounts increased by 6.1%, while certificate accounts decreased by 14.5%.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
(In thousands)	2011	2010	2009
Certificate accounts	$204,712	$239,406	$231,905
Regular savings accounts	107,662	79,682	65,916
Checking and NOW accounts	70,006	59,914	57,319
Money market savings accounts	28,507	26,873	25,791

Total	$410,887	$405,875	$380,931

The following table indicates the amount of jumbo certificate accounts by time remaining until maturity at December 31, 2011. Jumbo certificate accounts require minimum deposits of $100,000.

Maturity Period	Certificate Accounts
(In thousands)
Three months or less	$15,403
Over three through six months	10,286
Over six through twelve months	15,042
Over twelve months	40,786

Total	$81,517

The following table sets forth the time deposits classified by rates at the dates indicated.

	At December 31,
(In thousands)	2011	2010	2009
0.00 – 0.99%	$75,276	$55,958	$40,634
1.00 – 1.99%	46,181	58,786	52,467
2.00 – 2.99%	39,352	15,366	13,623
3.00 – 3.99%	21,594	31,522	43,968
4.00 – 4.99%	21,080	76,524	78,787
5.00 – 5.99%	1,229	1,250	2,426

Total	$204,712	$239,406	$231,905

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2011.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 – 0.99%	$63,085	$6,169	$5,347	$675	$75,276	36.77%
1.00 – 1.99%	18,541	16,127	9,759	1,754	46,181	22.56
2.00 – 2.99%	3,919	3,949	4,039	27,445	39,352	19.22
3.00 – 3.99%	12,425	1,632	1,599	5,938	21,594	10.55
4.00 – 4.99%	12,258	8,822	—	—	21,080	10.30
5.00 – 5.99%	1,130	99	—	—	1,229	0.60

Total	$111,358	$36,798	$20,744	$35,812	$204,712	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Beginning balance	$405,875	$380,931	$363,026

(Decrease) increase before interest credited	(1,005)	17,651	9,435
Interest credited	6,017	7,293	8,470

Net increase in deposits	5,012	24,944	17,905

Ending balance	$410,887	$405,875	$380,931

Borrowings. We borrow funds from the Federal Home Loan Bank of Boston during periods of low liquidity to match fund increases in our fixed-rate mortgage portfolio and to provide long-term fixed-rate funding with the goal of decreasing our exposure to an increase in interest rates. In addition, we occasionally borrow short-term from correspondent banks to cover temporary cash needs. At December 31, 2011, we had the ability to borrow a total of $3.5 million from a correspondent bank, none of which was borrowed at such date. We also use securities sold under agreements to repurchase as a source of borrowings.

The following table presents certain information regarding our Federal Home Loan Bank advances during the periods and at the dates indicated.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Maximum amount of advances outstanding at any month end during the period	$87,642	$112,339	$117,211
Average advances outstanding during the period	80,458	105,863	104,268
Weighted average interest rate during the period	2.68%	2.71%	3.77%
Balance outstanding at end of period	$64,276	$95,905	$112,553
Weighted average interest rate at end of period	2.78%	2.59%	2.91%

Stockholders’ Equity. Total stockholders’ equity increased by $30.6 million, or 58.5%, to $82.9 million at December 31, 2011 from $52.3 million at December 31, 2010. Total equity increased by $2.0 million, or 3.9%, to $52.3 million at December 31, 2010 from $50.3 million at December 31, 2009. The increase in stockholders’ equity for the year ended December 31, 2011 was primarily due to net stock offering proceeds of $31.2 million. Our average equity to average assets ratio was 11.85% at December 31, 2011, compared to 9.13% at December 31, 2010. Repurchased shares in 2011 relate to tax withholding obligations for restricted stock vestings. Repurchased shares are held as treasury stock. Shares held in treasury stock at the time of conversion were cancelled upon completion of the conversion.

Comparison of Operating Results for the Years Ended December 31, 2011, 2010 and 2009

Overview.

(Dollars in thousands)	2011	2010	2009
Net income	$2,204	$1,451	$1,993
Return on average assets	0.38%	0.25%	0.37%
Return on average equity	3.22%	2.79%	4.10%

Net income for the year ended December 31, 2011 increased $753,000 from net income in 2010. The increase was primarily due to a $1.7 million increase in noninterest income. The largest increase was experienced in mortgage banking income. Additionally, $655,000 representing a partial recovery with respect to Fannie Mae auction rate pass-through certificates on which an other-than-temporary impairment charge was recorded in the third quarter of 2008, is included in noninterest income for this period. These increases were partially offset by increases in noninterest expense, primarily in compensation expenses.

Net income for the year ended December 31, 2010 decreased $542,000 from net income in 2009. The decrease was primarily due to an increase of $2.2 million in the provision for loan losses and an increase in noninterest expense of $1.4 million, which were partially offset by a $2.5 million increase in net interest income and an increase of $546,000 in noninterest income. Noninterest expense in 2010 included $782,000 of expenses related to the terminated acquisition.

Net Interest Income.

Net interest income for the year ended December 31, 2011, totaled $18.9 million compared to $18.3 million for the year ended December 31, 2010, an increase of $654,000, or 3.6%. The increase in net interest income was primarily due to a decrease in interest expense. Interest expense decreased by $2.0 million, or 19.7% during this period, primarily due to a decrease in the average rates paid on interest bearing liabilities. The average rates paid on deposits and borrowings decreased by 36 basis points in 2011. We experienced an increase in the average balances of deposits of 3.9% for the twelve month period, while the average balances of borrowings decreased by 21.7% over the same period. Increases in average balances of deposits were experienced in all categories, except certificates of deposit where we experienced a decrease.

We also experienced an increase in the average balance of interest earning assets of 0.5%, offset by a decrease in the average rate earned on these assets of 29 basis points. The increase in interest earning assets is attributed primarily to an increase in the average balances of the investment portfolio.

Net interest income for the year ended December 31, 2010, totaled $18.3 million compared to $15.8 million for the year ended December 31, 2009, an increase of $2.5 million, or 15.9%. The increase in net interest income was primarily due to a decrease in interest expense. Interest expense decreased by $2.3 million, or 18.0% during this period, primarily due to a decrease in the average rates paid on interest bearing liabilities. The average rates paid on deposits and borrowings decreased by 56 basis points in 2010. We experienced an increase in the average balances of deposits of 5.3% for the twelve month period, while the average balances of borrowings increased by 3.9% over the same period. Increases in average balances of deposits were experienced in all categories of deposits.

We also experienced an increase in the average balance of interest earning assets of 3.9%, partially offset by a decrease in the average rate earned on these assets of 16 basis points. The increase in interest earning assets is attributed primarily to an increase in the loan portfolio, partially offset by decreases in the average balances of the investment portfolio over the same period. The average balances in the loan portfolio increased by 6.9% in 2010. The largest increases were in the commercial mortgage portfolio followed by a smaller increase in commercial business loans, partially offset by decreases in the average balances of construction, residential mortgages and consumer loans. The decrease in residential mortgages is due primarily to the sale of new, fixed-rate production through the Bank’s secondary mortgage operation that was significantly expanded in 2010.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends, the total dollar amount of interest expense and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances only. During 2009, we held tax-exempt municipal securities with average balances of $950,000. During 2011, 2010 and 2009, we also held preferred money market securities with an average balance of $8.1 million, $8.2 million and $9.2 million, respectively, which recognize a dividends received deduction. The yields below do not reflect the tax benefits of these securities.

	Year Ended December 31, 2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans	$479,278	$25,526	5.33%
Fed Funds sold	2,065	1	0.05
Investment securities	44,917	1,619	3.60
Federal Home Loan Bank stock	6,252	19	0.30
Total interest-earning assets	532,512	27,165	5.10
Noninterest-earning assets	44,449	—	—
Total assets	$576,961	$27,165	—

Interest-bearing liabilities:
Certificate accounts	$222,948	$5,312	2.38
Regular savings accounts and escrow	97,391	496	0.51
Checking and NOW accounts	64,685	45	0.07
Money market savings accounts	28,317	167	0.59
Total interest-bearing deposits	413,341	6,020	1.46
FHLB advances	80,458	2,156	2.68
Other borrowings	12,002	76	0.63
Total interest-bearing liabilities	505,801	8,252	1.63
Noninterest-bearing liabilities	2,792
Total liabilities	508,593
Stockholders’ equity	68,368
Total liabilities and stockholders’ equity	$576,961
Net interest income		$18,913
Interest rate spread			3.47%
Net interest margin			3.55%
Average interest-earning assets to average interest-bearing liabilities			105.28%

	Years Ended December 31,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans	$479,093	$26,820	5.60%	$448,131	$25,954	5.79%
Fed Funds sold	3,251	3	0.09	5,444	5	0.09
Investment securities	41,023	1,715	4.18	50,025	2,332	4.66
Federal Home Loan Bank stock	6,252	—	—	6,252	—	—
Total interest-earning assets	529,619	28,538	5.39	509,852	28,291	5.55
Noninterest-earning assets	40,539	—	—	32,484	—	—
Total assets	$570,148	$28,538	—	$542,336	$28,291	—

Interest-bearing liabilities:
Certificate accounts	$238,451	$6,617	2.77	$237,850	$7,741	3.25
Regular savings accounts and escrow	75,595	413	0.55	60,825	390	0.64
Checking and NOW accounts	57,282	45	0.08	53,258	45	0.08
Money market savings accounts	26,596	222	0.83	25,790	301	1.17
Total interest-bearing deposits	397,924	7,297	1.83	377,723	8,477	2.24
FHLB advances	105,863	2,871	2.71	104,268	3,931	3.77
Other borrowings	12,182	111	0.91	9,316	129	1.38
Total interest-bearing liabilities	515,969	10,279	1.99	491,307	12,537	2.55
Noninterest-bearing liabilities	2,137			2,391
Total liabilities	518,106			493,698
Stockholders’ equity	52,052			48,638
Total liabilities and stockholders’ equity	$570,158			$542,336
Net interest income		$18,259			$15,754
Interest rate spread			3.40%			3.00%
Net interest margin			3.45%			3.09%
Average interest-earning assets to average interest-bearing liabilities			102.65%			103.77%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume. The net column represents the sum of the prior columns.

	Years Ended December 31,
	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$10	$(1,304)	$(1,294)	$1,677	$(811)	$866
Fed Funds sold	(1)	(1)	(2)	(2)	—	(2)
Investment securities	213	(308)	(95)	(392)	(225)	(617)
Federal Home Loan Bank stock	—	18	18	—	—	—

Total interest income	222	(1,595)	(1,373)	1,283	(1,036)	247
Interest expense:
Certificate accounts	(411)	(894)	(1,305)	20	(1,144)	(1,124)
Regular savings accounts	109	(26)	83	59	(36)	23
Checking and NOW accounts	—	—	—	—	—	—
Money market savings accounts	16	(71)	(55)	10	(89)	(79)

Total deposit expense	(286)	(991)	(1,277)	89	(1,269)	(1,180)
FHLB advances	(681)	(35)	(716)	61	(1,121)	(1,060)
Other borrowings	(2)	(32)	(34)	161	(179)	(18)

Total interest expense	(969)	(1,058)	(2,027)	311	(2,569)	(2,258)

Net interest income	$1,191	$(537)	$654	$972	$1,533	$2,505

Provision for Loan Losses. During the year ended December 31, 2011, a $3.6 million provision was made to the allowance for loan losses. The provision was related to net loan charge offs totaling $1.7 million, as a result of increased non-performing and classified loans, as well as continuing adverse economic conditions.

During the year ended December 31, 2010, a $3.4 million provision was made to the allowance for loan losses. The provision was related to net loan charge offs totaling $963,000, as a result of increased non-performing and classified loans, the change in the mix of the portfolio towards commercial loans which are generally riskier than one-to four-family loans, as well as adverse economic conditions.

Noninterest Income. The following table shows the components of noninterest income for 2011, 2010 and 2009.

(In thousands)	2011	2010	2009
Mortgage banking income	$1,854	$1,014	$20
Fees for services related to deposit accounts	893	970	1,060
Fees for other services	851	661	554
Recovery from legal settlement	655	—	—
Income from bank owned life insurance	308	327	341
Income from investment advisory services, net	290	182	271
Net gain on investments	86	11	388
Other than temporary impairment losses on investments	(20)	—	—
Other income	105	123	108

Total	$5,022	$3,288	$2,742

For the year ended December 31, 2011, noninterest income increased to $5.0 million, compared to $3.3 million for 2010. The increase is primarily due to an increase in income generated by increased sales of mortgage loans in the secondary mortgage market, combined with increases in fees for other services and income from investment advisory services. These increases were partially offset by a decrease in fees for services related to deposit account and income from bank owned life insurance. Additionally, $655,000, representing a partial recovery with respect to Fannie Mae auction rate pass-through certificates on which an other-than-temporary impairment charge was recorded in the third quarter of 2008, is included in noninterest income for the year ended December 31, 2011.

For the year ended December 31, 2010, noninterest income increased to $3.3 million, compared to $2.7 million for 2009. The largest increase in noninterest income was primarily due to income generated from recording a mortgage servicing rights asset, which equaled $364,000 at December 31, 2010, combined with increased fees generated by increased activity in the secondary mortgage market. These increases were partially offset by a lower level of gains realized on the sale of investments, combined with decreases in income from investment advisory services, fees for services related to deposit accounts and income from bank owned life insurance.

Noninterest Expense. The following table shows the components of noninterest expense for 2011, 2010 and 2009.

(In thousands)	2011	2010	2009
Compensation, taxes and benefits	$10,059	$8,379	$7,692
Office occupancy	2,297	2,348	2,151
FDIC insurance premiums	634	681	946
Professional fees	609	461	433
Computer processing	570	926	916
Directors compensation	505	565	560
Advertising	417	344	330
Loss on foreclosed real estate, net	278	107	36
Office supplies	227	211	207
Public company expenses	84	87	78
Costs related to terminated merger	—	782	241
Other expenses (1)	1,327	1,016	951

Total	$17,007	$15,907	$14,541

(1)	Other expenses for all periods include, among other items, insurance, postage and expenses related to checking accounts.

Noninterest expense was $17.0 million for the year ended December 31, 2011, compared to $15.9 million for 2010. The increases were the result of increases in compensation, professional fees, loss on foreclosed real estate, advertising and office supplies. These increases were partially offset by decreases in office occupancy, FDIC insurance premiums and computer processing. The increases in compensation costs in the 2011 period are primarily related to the additional staff hired for the operation of our expanded secondary mortgage market. The decrease in computer processing expenses during 2011 was due to one-time credits received in conjunction with the renewal of the contract with our core processor.

Noninterest expense was $15.9 million for the year ended December 31, 2010, compared to $14.5 million for 2009. The increase was the result of increases in all categories of noninterest expense except FDIC insurance premiums. In the second quarter of 2009, the FDIC announced a special assessment of five basis points on each insured institution’s assets minus Tier-1 capital. This special assessment was paid on September 30, 2009. Additionally, approximately $782,000 of expenses related to the previously announced terminated merger agreement are included in noninterest expense for 2010 compared to $241,000 for 2009.

Income Taxes. The effective tax rate for 2011 was 34.1%, compared with 36.4% for 2010. See note 12 to the Naugatuck Valley Financial financial statements in this Annual Report on Form 10-K.

The effective tax rate for 2010 was 36.4%, compared with 29.1% for 2009. During 2010, the ability to carry forward the unused portion of the deduction relating to our contribution made to our charitable foundation in 2004 expired. See note 12 to the Naugatuck Valley Financial financial statements in this Annual Report on Form 10-K.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers due to unforeseen circumstances. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. To address increased problem assets, we have placed our attention and resources on loan workouts. One of our loan officers who has significant loan workout experience has been given primary responsibility for problem commercial loan workouts. We have tightened underwriting standards, including applying more stringent loan to value ratio requirements, and are contacting delinquent borrowers earlier in order to improve our chances of a successful outcome of work-out efforts. In addition, we annually engage an outside loan review firm to perform a thorough review of our loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends, and loan collateral valuation in order to identify impaired loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls are made. We send a letter notifying the borrower that we will commence foreclosure proceedings if the loan is not brought current within 91 days. At this point, we may consider loan workout arrangements with certain borrowers under certain circumstances. If our workout efforts are unsuccessful, we generally commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or taken by the bank as other real estate owned.

Management informs the board of directors on a monthly basis of the amount of loans delinquent more than 30 days. Management also provides detailed reporting of loans greater than 90 days delinquent, all loans in foreclosure and all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. When a loan becomes more than 90 days delinquent, the loan is placed on nonaccrual status at which time the accrual of interest ceases, the interest previously accrued to income is reversed and the loan is placed on a cash basis. Payments on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

We consider repossessed assets and loans that are more than 90 days past due to be nonperforming assets. Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property are charged against income.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer loans to be homogeneous and only evaluate them for impairment separately when they are delinquent or classified. Other loans are evaluated for impairment on an individual basis. At December 31, 2011 and December 31, 2010, 36 and 25 loans, respectively, were considered impaired.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual loans:
One- to four-family	$1,682	$2,365	$1,352	$1,100	$422
Construction	9,648	1,931	1,250	370	—
Multi-family and commercial real estate	4,041	5,136	2,114	1,001	356
Commercial business	1,243	1,276	452	142	144
Consumer	295	419	358	65	48

Total	16,909	11,127	5,526	2,678	970
Troubled debt restructurings (nonaccrual)	8,494	6,761	474	—	—
Total nonperforming loans	25,403	17,888	6,000	2,678	970
Foreclosed real estate and other repossessed assets	873	421	140	—	—

Total nonperforming assets	$26,276	$18,309	$6,140	$2,678	$970

Total nonperforming loans to total loans	5.34%	3.73%	1.26%	0.62%	0.27%
Total nonperforming loans to total assets	4.44%	3.15%	1.08%	0.50%	0.21%
Total nonperforming assets to total assets	4.59%	3.22%	1.10%	0.50%	0.21%

Other than disclosed in the above table and in the classified assets table below, management believes that there are no other loans at December 31, 2011 and December 31, 2010 that we have serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Interest income that would have been recorded for the years ended December 31, 2011 and 2010 had nonaccruing loans been current according to their original terms amounted to $878,000 and $513,000, respectively. Income related to nonaccrual loans included in interest income for the years ended December 31, 2011 and 2010 amounted to $742,000 and $558,000, respectively.

Troubled debt restructurings occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the substitution or addition of borrower(s). Generally, we will not return a troubled debt restructuring to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months.

From December 31, 2009 to December 31, 2011, we modified 19 residential mortgage loans, with aggregate outstanding balances of $4.4 million, either by a reduction of the interest rates, an extension of the terms, and/or interest only payments. As of December 31, 2011, we had 19 modified residential mortgage loans, eight of which, aggregating $2.4 million, were 30 days or more past due and the remaining were current.

From December 31, 2009 to December 31, 2011, we modified 18 commercial loans and commercial real estate loans, with aggregate outstanding balances of $12.2 million, either by an extension of the term, reduction of the interest rate, temporary interest only period, and/or changes of the payment schedule to principal and interest. As of December 31, 2011, we had 17 modified commercial loans, six of which, aggregating $3.2 million, were 30 or more days past due and the remaining were current.

Nonperforming assets totaled $26.3 million, or 4.59% of total assets, at December 31, 2011, which was an increase of approximately $8.0 million, or 43.5%, from December 31, 2010. Nonaccrual loans accounted for 96.7% of the total nonperforming assets at December 31, 2011. Nonperforming assets totaled $18.3 million, or 3.2% of total assets, at December 31, 2010, which was an increase of approximately $12.2 million, or 198.2%, from December 31, 2009. Nonaccrual loans accounted for 97.7% of the total nonperforming assets at December 31, 2010.

The following table provides information with respect to the activity within our nonperforming loans for the years ended December 31, 2011 and 2010.

Nonperforming Loans

(In thousands)
Balance at December 31, 2009		$6,000

Additions to nonperforming loans:
One- to four-family	$3,039
Multi-family and commercial real estate	9,049
Commercial business loans	1,610
Home Equity	507
Total additions		14,205

Removed from nonperforming loans:
Loans brought current	(756)
Paid in full	(1,326)
Foreclosure	(119)
Charged off	(118)
Total removed		(2,319)

Other balance charges		2

Balance at December 31, 2010		17,888

Additions to nonperforming loans:
One- to four-family	$1,465
Multi-family and commercial real estate	9,867
Commercial business loans	2,043
Home equity	127
Total additions		13,502

Removed from nonperforming loans
Loans brought current	(2,151)
Paid in full	(1,669)
Foreclosure	(876)
Charged off	(1,432)
Total removed		(6,128)

Other balance charges		141

Balance at December 31, 2011		$25,403

Federal regulations require us to regularly review and classify our assets. In addition, our regulators have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. If we classify an asset as loss, we must charge off such amount.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
(In thousands)	2011	2010	2009
Special mention assets	$24,072	$28,593	$43,539
Substandard assets	31,547	33,377	16,890
Doubtful assets	66	111	37
Loss assets	—	—	—

Total classified assets	$55,685	$62,081	$60,466

Special mention assets at December 31, 2011, December 31, 2010 and December 31, 2009, each included loans in the amount of $407,000, $503,000 and $70,000, respectively, which were nonaccrual. Substandard assets at December 31, 2011, December 31, 2010 and December 31, 2009 included nonaccrual loans of $24.6 million, $14.8 million and $5.8 million, respectively. Doubtful assets at December 31, 2011, December 31, 2010 and December 31, 2009 included nonaccrual loans of $66,000, $111,000 and $9,000, respectively. The increase in loans classified as special mention in the 2010 and 2009 periods was due in part to the timeliness of the borrower’s financial information and general economic conditions.

Delinquencies. The following table provides information about delinquencies in our loan portfolios at the dates indicated.

	At December 31,
	2011		2010		2009
(In thousands)	31-60 Days Past Due	61-90 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	31-60 Days Past Due	61-90 Days Past Due
One- to four-family	$1,378	$214	$1,745	$18	$2,634	$328
Construction	270	—	2,707	—	279	531
Multi-family and commercial real estate	654	250	1,686	258	968	2,182
Commercial business	396	—	60	115	373	25
Consumer loans	467	37	470	100	364	162

Total	$3,165	$501	$6,668	$491	$4,618	$3,228

The decrease in delinquencies is attributed to the migration of some loans into the nonaccrual category as well as some loan relationships being brought current and/or paid off.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for the probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are needed a provision for loan losses is charged against earnings. The recommendations for increases or decreases to the allowance are presented by management to the board of directors on a quarterly basis.

On a quarterly basis, or more often if warranted, management analyzes the loan portfolio. For individually evaluated loans that are considered impaired, an allowance will be established based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependant, the fair value of the collateral. (A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual term of the loan agreement.)

All other loans, including loans that are individually evaluated but not considered impaired, are segregated into groups based on similar risk factors. Each of these groups is then evaluated based on several factors to estimate credit losses. Management will determine for each category of loans with similar risk characteristics the historical loss rate. Historical loss rates provide a reasonable starting point for the Bank’s analysis but analysis and trends in losses do not form a sufficient basis to determine the appropriate level of the loan loss allowance. Management also considers qualitative and environmental factors likely to cause losses. These factors include but are not limited to: changes in the amount and severity of past due, non-accrual and adversely classified loans; changes in local, regional, and national economic conditions that will affect the collectability of the portfolio; changes in the nature and volume of loans in the portfolio; changes in concentrations of credit, lending area, industry concentrations, or types of borrowers; changes in lending policies, procedures, competition, management, portfolio mix, competition, pricing, loan to value trends, extension and modification requests; and loan quality trends. This analysis establishes factors that are applied to each of the segregated groups of loans to determine an acceptable level of loan loss allowance.

Our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. The examination may require us to make additional provision for loan losses based on judgments different from ours. In addition, we engage an independent consultant to review our commercial loan portfolio and make recommendations based on their review as to the specific credits in the portfolio.

At December 31, 2011, our allowance for loan losses represented 1.74% of total gross loans and 32.64% of nonperforming loans compared to 1.33% of total gross loans and 35.74% of nonperforming loans at December 31, 2010. The allowance for loan losses increased $1.9 million from $6.4 million at December 31, 2010 to $8.3 million at December 31, 2011. The increase in the allowance was largely the result of a $3.6 million provision for loan losses made during 2011, partially offset by charge-offs of $1.7 million during the period. The provision was based primarily on the increase in the level of nonperforming assets during 2011. Total nonperforming assets increased from $18.3 million at December 31, 2010, to $26.3 million at December 31, 2011. The increase was primarily in the construction loan portfolio and troubled debt restructurings.

At December 31, 2010, our allowance for loan losses represented 1.33% of total gross loans and 35.74% of nonperforming loans compared to 0.84% of total gross loans and 66.6% of nonperforming loans at December 31, 2009. The allowance for loan losses increased $2.4 million from $4.0 million at December 31, 2009 to $6.4 million at December 31, 2010. The increase in the allowance was largely the result of a $3.4 million provision for loan losses made in 2010. This provision was based on the increase in nonperforming and classified loans, the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial real estate loans which are generally riskier than one-to-four family loans. Total nonperforming assets increased from $6.1 million at December 31, 2009, to $18.3 million at December 31, 2010. The increase was primarily in the commercial real estate, one- to four-family and commercial business loan portfolios and in troubled debt restructurings.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because further events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated. Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of loss realized has been charged or credited to current income.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Allowance at beginning of period	$6,393	$3,996	$2,869	$2,163	$2,071
Provision for loan losses	3,584	3,360	1,144	675	151
Less: Charge offs:
Real estate loans	1,128	197	—	—	46
Commercial business loans	291	754	12	—	5
Consumer loans	271	27	6	7	10

Total charge-offs	1,690	978	18	7	61

Plus: Recoveries:
Real estate loans	—	—	—	38	1
Commercial business loans	3	15	—	—	—
Consumer loans	1	—	1	—	1

Total recoveries	4	15	1	38	2

Net charge-offs (recoveries)	1,686	963	17	(31)	59

Allowance at end of period	$8,291	$6,393	$3,996	$2,869	$2,163

Allowance to nonperforming loans	32.64%	35.74%	66.60%	107.13%	222.99%
Allowance to total loans outstanding at the end of the period	1.74%	1.33%	0.84%	0.66%	0.60%
Net charge-offs (recoveries) to average loans outstanding during the period	0.35%	0.20%	—%	(0.01)%	0.02%

Net charge-offs increased in 2011 due to the charge-off of 14 commercial loans ($1.2 million), four residential mortgage loans ($218,000) and seven consumer loans ($271,000).

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One- to four-family	$1,893	22.83%	45.41%	$1,585	24.79%	45.56%
Construction	1,182	14.26	6.35	600	9.39	6.42
Multi-family and commercial real estate	3,343	40.32	33.53	2,714	42.45	33.29
Commercial business	1,111	13.40	7.68	884	13.83	7.22
Consumer loans	619	7.47	7.03	610	9.54	7.51
Contingent liability reserve	143	1.72	—	—	—	—

Total allowance for loan losses	$8,291	100.00%	100.00%	$6,393	100.00%	100.00%

	At December 31,
	2009			2008
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One- to four-family	$1,044	26.13%	47.74%	$762	26.56%	49.51%
Construction	632	15.81	9.62	621	21.65	11.59
Multi-family and commercial real estate	1,489	37.26	28.05	903	31.47	24.28
Commercial business	481	12.04	6.51	251	8.75	5.17
Consumer loans	350	8.76	8.08	332	11.57	9.45

Total allowance for loan losses	$3,996	100.00%	100.00%	$2,869	100.00%	100.00%

	2007
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One- to four-family	$661	30.56%	53.24%
Construction	473	21.87	11.27
Multi-family and commercial real estate	495	22.88	19.25
Commercial business	185	8.55	4.59
Consumer loans	349	16.14	11.65

Total allowance for loan losses	$2,163	100.00%	100.00%

Interest Rate Risk Analysis

Our most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between assets and liability maturities (or rate adjustment periods), while maintaining an acceptable interest rate spread, by originating adjustable-rate mortgage loans for retention in our loan portfolio, variable-rate home equity lines and variable-rate commercial loans and by purchasing variable-rate investments and investments with expected maturities of less than 10 years. Generally, loans are sold without recourse and with servicing retained. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Our Asset/Liability Committee communicates, coordinates and controls all aspects of asset/liability management. The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

We also use a third party consultant to perform interest rate sensitivity and net interest income simulation analysis. The net interest income simulation measures the volatility of net interest income as a consequence of different interest rate conditions at a particular point in time. Using a range of assumptions, the simulations provide an estimate of the impact of changes in interest rates on net interest income. The various assumptions used in the model are reviewed on a quarterly basis by the asset/liability committee. Changes to these assumptions can significantly affect the results of the simulation.

The following table, which is based on information that we provided to our third party as of December 31, 2011, presents an approximation of our exposure as a percentage of estimated net interest income for the next 12-month period using interest income simulation. The simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment speeds can have a significant impact on the interest income simulation. When interest rates rise, prepayment speeds tend to slow down. When interest rates fall, prepayment speeds tend to increase. We believe that our assumptions included in the simulation are reasonable; however, there can be no guarantee that these prepayment rates will approximate actual future repayment activity. Our third party consultant also performs dynamic modeling. This type of modeling employs a further set of assumptions attempting to simulate scenarios that are more likely than an immediate and sustained shock of 100 to 300 basis points and include the business planning strategies. The change in rates are assumed to occur immediately.

Basic Point (“bp) Changes in Rates	At December 31, 2011 Percentage Change in Estimated Net Interest Income Over 12 Months
+300 bp	(0.29)%
+200	0.25
+100	0.34
0	—
-100	(2.10)

Net Portfolio Value Analysis. We use an interest rate sensitivity analysis prepared by the Office of the Comptroller of the Currency to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in net portfolio value of Naugatuck Valley Savings at December 31, 2011 that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300 bp	$77,962	$(6,548)	(8)%	13.43%	(0.66)%
200	84,212	(298)	0	14.25	0.16
100	86,598	2,088	2	14.49	0.40
50	85,728	1,218	1	14.32	0.23
0	84,510	—	—	14.09	—
-50	81,696	(2,814)	(3)	13.63	(0.46)
-100	80,705	(3,805)	(5)	13.47	(0.62)

The Office of the Comptroller of the Currency uses certain assumptions in assessing the interest rate risk of savings institutions. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Liquidity Management

Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, and advances from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Each quarter we project liquidity availability and demands on this liquidity for the next 90 days. We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in federal funds and short- and intermediate-term U.S. Government agency obligations.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled approximately $18.1 million, including federal funds of $2.6 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $25.0 million. At December 31, 2011, we had the ability to borrow a total of $141.8 million from the Federal Home Loan Bank of Boston, of which $64.3 million was outstanding, along with $6.5 million in repurchase agreements. At December 31, 2011, we had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. We had no overnight advances outstanding with the Federal Home Loan Bank of Boston on this date. In addition, at December 31, 2011, we had the ability to borrow $3.5 million from a correspondent bank, none of which was outstanding at that date.

At December 31, 2011, we had $19.3 million in unused line availability on home equity lines of credit, $21.2 million in unadvanced commercial lines, $5.3 million in mortgage commitments, $2.3 million in commercial mortgage loan commitments, $15.5 million in unadvanced construction mortgage commitments, $5.7 million in letters of credit, $1.1 in commercial business loan commitments and $112,000 in overdraft line of credit availability. Certificates of deposit due within one year of December 31, 2011 totaled $111.4 million, or 27.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, we have remained highly liquid. We expect that all of our liquidity needs, including the contractual commitments set forth in the table below and increases in loan demand can be met by our currently available liquid assets and cash flows. If loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Boston. We expect that our currently available liquid assets and our ability to borrow from the Federal Home Loan Bank of Boston would be sufficient to satisfy our liquidity needs without any material adverse effect on our liquidity. We are not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material decrease in liquidity.

The following table presents certain of our contractual obligations as of December 31, 2011.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Operating lease obligations (1)	$1,870	$335	$562	$508	$465
FHLB advances and other borrowings (2)	70,817	29,342	39,780	712	983

Total	$72,687	$29,677	$40,342	$1,220	$1,448

(1)	Represents lease obligations for five of Naugatuck Valley Savings’ branch offices and one former branch site which is subleased to another tenant.
(2)	Represents principal amounts due.

Our primary investing activities are the origination of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts and borrowed funds. Deposit flows are affected by the overall levels of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
(In thousands)	2011	2010
Investing activities:
Loan originations	$196,134	$141,419
Other decreases in loans	197,698	138,014
Security purchases	13,147	23,941
Security sales	1,375	7,775
Security maturities, calls and principal repayments	5,563	7,548
Financing activities:
Proceeds from common stock offering, net of costs	31,331	—
Purchase of shares by ESOP pursuant to reorganization	2,003	—
Increases in deposits	5,012	24,943
Net decrease in FHLB advances	(31,629)	(16,648)
Increase (decrease) in other borrowings	(396)	506
Purchase of treasury stock	2	44

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and “—Regulatory Capital Compliance” and the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, amounts due mortgagors on construction loans, amounts due on commercial loans, commercial letters of credit and commitments to sell loans. See note 16 of the notes to the financial statements in this Annual Report on Form 10-K.

For the years ended December 31, 2011 and 2010, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

The information required by this item is included in note 3 to the consolidated financial statements for Naugatuck Valley Financial included in this Annual Report on Form 10-K.

Effect of Inflation and Changing Prices

We have prepared the financial statements and related financial data presented in this Annual Report on Form 10-K in accordance with generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated herein by reference to part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The information regarding this item is included herein beginning on page F-1.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

For information concerning Naugatuck Valley Financial’s directors, the information contained under the section captioned “Item 1—Election of Directors” in Naugatuck Valley Financial’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

For information relating to officers of Naugatuck Valley Financial, the section captioned “Item 1—Election of Directors” in the Proxy Statement, and Part I, Item 1, “Business—Executive Officers of the Registrant” in this Annual Report on Form 10-K, are incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

Naugatuck Valley Financial has adopted a Code of Ethics and Business Conduct, a copy of which can be filed as an exhibit to this Form 10-K.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is set forth under the section captioned “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of Naugatuck Valley Financial knows of no arrangements, including any pledge by any person or securities of Naugatuck Valley Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 about Company common stock that may be issued under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans	314,257	$11.16	60,613
approved by security holders

Equity compensation plans	n/a	n/a	n/a
not approved by security holders

Total	314,257	$11.16	60,613

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is set forth under the sections captioned “Transactions with Related Persons” and “Corporate Governance and Board Matters – Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and services is set forth under the section captioned “Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation (2)
4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Employment Agreement with John C. Roman (4)*
10.2	Naugatuck Valley Savings Change in Control Agreement with Dominic J. Alegi, Jr. (5) *
10.3	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Deferred Compensation Plan for Directors (6)*
10.4	Form of Naugatuck Valley Savings Employee Severance Compensation Plan (7)*
10.5	Naugatuck Valley Savings Death Benefit Agreement with John C. Roman, as amended (8)*
10.6	Naugatuck Valley Savings Death Benefit Agreement with Dominic J. Alegi, Jr. (9)*
10.7	Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (10)*
10.8	Naugatuck Valley Savings Change in Control Agreement with Mark S. Graveline (11)*
10.9	Naugatuck Valley Savings Death Benefit Agreement with Lee R. Schlesinger (12)*
10.10	Agreement by and between Naugatuck Valley Savings and Loan and the Comptroller of the Currency, dated January 17, 2012 (13)
14.0	Code of Ethics and Business Conduct (14)
21.0	List of Subsidiaries
23.0	Consent of Whittlesey & Hadley, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*Management contract or compensation plan arrangement
** Furnished not filed.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-50876) Annual Report on Form 10-K, for the fiscal year ended December 31, 2007, filed on March 28, 2008.

(5)	Incorporated herein by reference to Exhibit 10.2 to the Naugatuck Valley Financial Corporation (File No. 000-50876) Annual Report on Form 10-K, for the fiscal year ended December 31, 2007, filed on March 28, 2008.
(6)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-50876) Quarterly Report on Form 10-Q for the three months ended March 31, 2007, filed on May 15, 2007.
(7)	Incorporated herein by reference to Exhibit 10.8 to the Naugatuck Valley Financial Corporation (File No. 333-116627) Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(8)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(9)	Incorporated herein by reference to Exhibit 10.10 to the Naugatuck Valley Financial Corporation (File No. 333-116627) Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(10)	Incorporated herein by reference to Appendix C to the Naugatuck Valley Financial Corporation (File No. 000-50876) Proxy Statement filed on April 1, 2005.
(11)	Incorporated herein by reference to Exhibit 10.8 to the Naugatuck Valley Financial Corporation (File No. 00-50876) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.
(12)	Incorporated herein by reference to Exhibit 10.11 to the Naugatuck Valley Financial Corporation (File No. 333-116627) Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(13)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-54447) Current Report on Form 8-K, filed on January 20, 2012.
(14)	Incorporated by reference to Exhibit 14 to Naugatuck Valley Financial Corporation (File No. 000-50876) Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: March 30, 2012	By:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John C. Roman	President, Chief Executive Officer	March 30, 2012
John C. Roman	and Director
(principal executive officer)

/s/ Lee R. Schlesinger	Senior Vice President and Chief	March 30, 2012
Lee R. Schlesinger	Financial Officer
(principal accounting and
financial officer)

/s/ Carlos S. Batista	Director	March 30, 2012
Carlos S. Batista

/s/ Frederick A. Dlugokecki	Director	March 30, 2012
Frederick A. Dlugokecki

/s/ Richard M. Famiglietti	Director	March 30, 2012
Richard M. Famiglietti

/s/ Kevin A. Kennedy	Director	March 30, 2012
Kevin A. Kennedy

/s/ James A. Mengacci	Director	March 30, 2012
James A. Mengacci

/s/ Camilo P. Vieira	Director	March 30, 2012
Camilo P. Vieira

/s/ Jane H. Walsh	Director	March 30, 2012
Jane H. Walsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Naugatuck Valley Financial Corporation

Naugatuck, Connecticut

We have audited the accompanying consolidated statements of financial condition of Naugatuck Valley Financial Corporation (the “Company”) and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Companies Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naugatuck Valley Financial Corporation and subsidiary at December 31, 2011 and 2010, and the results of its operations and its cash flows for the each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Hartford, Connecticut

March 26, 2012

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010
ASSETS
Cash and due from depository institutions	$15,436	$11,686
Investment in federal funds	2,633	2,577
Investment securities available-for-sale, at fair value	25,051	31,683
Investment securities held-to-maturity, at amortized cost	25,292	15,334
Loans held for sale	2,993	81
Loans receivable, net	467,674	473,521
Accrued income receivable	1,932	1,979
Foreclosed real estate and repossessed assets, net	873	421
Premises and equipment, net	9,654	9,612
Bank owned life insurance	9,556	9,248
Federal Home Loan Bank of Boston stock, at cost	6,252	6,252
Deferred income tax asset, net	2,472	2,289
Other assets	2,821	3,570
Total assets	$572,639	$568,253
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$410,887	$405,875
Borrowed funds	70,817	102,842
Mortgagors' escrow accounts	4,755	4,832
Other liabilities	3,304	2,444
Total liabilities	489,763	515,993
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 and 7,587,645 shares issued; 7,002,292 and 7,003,186 shares outstanding at December 31, 2011 and December 31, 2010, respectively	70	76
Paid-in capital	58,908	33,786
Retained earnings	27,576	25,986
Unearned employee stock ownership plan ("ESOP") shares (391,479 shares at December 31, 2011 and 173,463 shares at December 31, 2010)	(3,442)	(1,738)
Unearned stock awards (1,395 shares at December 31, 2011 and 2,893 shares at December 31, 2010)	(14)	(29)
Treasury Stock, at cost (74 shares at December 31, 2011 and 587,579 shares at December 31, 2010)	(1)	(6,176)
Accumulated other comprehensive (loss) income	(221)	355
Total stockholders' equity	82,876	52,260
Total liabilities and stockholders' equity	$572,639	$568,253

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2011	2010	2009
Interest and dividend income
Interest on loans	$25,526	$26,820	$25,954
Interest and dividends on investments and deposits	1,639	1,718	2,337
Total interest income	27,165	28,538	28,291
Interest expense
Interest on deposits	6,020	7,297	8,477
Interest on borrowed funds	2,232	2,982	4,060
Total interest expense	8,252	10,279	12,537
Net interest income	18,913	18,259	15,754
Provision for loan losses	3,584	3,360	1,144
Net interest income after provision for loan losses	15,329	14,899	14,610
Noninterest income
Mortgage banking income	1,854	1,014	20
Fees for services related to deposit accounts	893	970	1,060
Fees for other services	851	661	554
Recovery from legal settlement	655	-	-
Income from bank owned life insurance	308	327	341
Income from investment advisory services, net	290	182	271
Net gain on investments	86	11	388
Other income	105	123	108
Other than temporary impairment on investments	(117)	-	-
Less: Portion of loss recognition in comprehensive income	97	-	-
Net impairment recognized in earnings	(20)	-	-
Total noninterest income	5,022	3,288	2,742
Noninterest expense
Compensation, taxes and benefits	10,059	8,379	7,692
Office occupancy	2,297	2,348	2,151
FDIC insurance premiums	634	681	946
Professional fees	609	461	433
Computer processing	570	926	916
Directors compensation	505	565	560
Advertising	417	344	330
Loss on foreclosed real estate, net	278	107	36
Office supplies	227	211	207
Public company expenses	84	87	78
Costs related to terminated merger	-	782	241
Other expenses	1,327	1,016	951
Total noninterest expense	17,007	15,907	14,541
Income before tax provision	3,344	2,280	2,811
Income tax provision	1,140	829	818
Net income	$2,204	$1,451	$1,993
Earnings per share - basic and diluted	$0.33	$0.21	$0.29

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
				Unearned	Unearned		Other
	Common	Paid-in	Retained	ESOP	Stock	Treasury	Comprehensive
	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total
Balance at January 1, 2009	$76	$33,637	$23,303	$(2,136)	$(680)	$(6,107)	$(2,504)	$45,589
ESOP shares released - 19,845 shares	-	(87)	-	199	-	-	-	112
Dividends paid ($0.12 per common share)	-	-	(447)	-	-	-	-	(447)
Stock based compensation awards - 29,375 shares vested	-	-	-	-	325	-	-	325
Stock based compensation - options	-	206	-	-	-	-	-	206
Treasury stock acquired - 4,019 shares						(25)		(25)
Comprehensive income:
Net income	-	-	1,993	-	-	-	-	-
Net change in unrealized holding gain on available- for-sale securities, net of tax effect	-	-	-	-	-	-	2,555
Comprehensive income								4,458
Balance at December 31, 2009	76	33,756	24,849	(1,937)	(355)	(6,132)	51	50,308
ESOP shares released - 19,845 shares	-	(76)	-	199	-	-	-	123
Dividends paid ($0.12 per common share)	-	-	(317)	-	-	-	-	(317)
Stock based compensation awards - 27,888 shares vested	-	-	-	-	309	-	-	309
Stock based compensation awards - 1,468 shares forfeited	-	-	3	-	17	(20)	-	-
Stock based compensation - options	-	106	-	-	-	-	-	106
Treasury stock acquired - 4,034 shares	-	-	-	-	-	(24)	-	(24)
Comprehensive income:
Net income	-	-	1,451	-	-	-	-
Net change in unrealized holding gain on available- for-sale securities, net of tax effect	-	-	-	-	-	-	304
Comprehensive income								1,755
Balance at December 31, 2010	76	33,786	25,986	(1,738)	(29)	(6,176)	355	52,260
Exchange of common stock pursuant to reorganization and concurrent second-step stock offering	(6)	25,160	-	-	-	6,177	-	31,331
Shares purchased for ESOP pursuant to reorganization (250,380 shares)	-	-	-	(2,003)	-	-	-	(2,003)
ESOP shares released - 32,364 shares	-	(45)	-	299	-	-	-	254
Dividends paid ($0.12 per common share)	-	-	(614)	-	-	-	-	(614)
Stock based compensation awards - 1,498 shares vested	-	-	-	-	15	-	-	15
Stock based compensation awards - options	-	7	-	-	-	-	-	7
Treasury stock acquired - 269 shares	-	-	-	-	-	(2)	-	(2)
Comprehensive income:
Net income	-	-	2,204	-	-	-	-
Net change in unrealized holding gain on available- for-sale securities, net of tax effect	-	-	-	-	-	-	(576)
Comprehensive income								1,628
Balance at December 31, 2011	$70	$58,908	$27,576	$(3,442)	(14)	$(1)	$(221)	$82,876

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$2,204	$1,451	$1,993
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,584	3,360	1,144
Depreciation and amortization expense	746	806	821
Loss on sale of assets	-	2	-
Net loss on foreclosed assets	30	-	-
Gain on sale of loans	(1,342)	(533)	-
Loans originated for sale	(64,469)	(36,897)	-
Proceeds from sale of loans	62,899	37,510	-
Settlement from private mortgage insurance	74	-	-
Net amortization from investments	186	90	60
Amortization of intangible assets	34	34	34
(Benefit) provision for deferred taxes	(152)	(464)	702
Net gain on investment securities	(86)	(11)	(388)
Other than temporary impairment charge	20	-	-
Stock-based compensation	276	424	656
Net change in:
Accrued income receivable	47	95	25
Deferred loan fees	(70)	(82)	(43)
Cash surrender value of life insurance	(308)	(327)	(341)
Other assets	767	(430)	(2,289)
Other liabilities	863	729	222
Net cash provided by operating activities	5,303	5,757	2,596

Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	5,563	7,548	10,022
Proceeds from sale of available-for-sale securities	1,375	7,775	19,264
Proceeds from sale of held-to-maturity securities	-	-	110
Proceeds from maturities of held-to-maturity securities	2,156	1,016	-
Purchase of available-for-sale securities	-	(8,996)	-
Purchase of held-to-maturity securities	(13,147)	(14,945)	(1,566)
Loan originations net of principal payments	1,516	(4,260)	(42,570)
Purchase of premises and equipment	(841)	(488)	(212)
Proceeds from the sale of foreclosed assets	261	323	-
Net cash used by investing activities	(3,117)	(12,027)	(14,952)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities
Net change in time deposits	(34,694)	7,501	(3,859)
Net change in other deposit accounts	39,706	17,442	21,764
Advances in borrowed funds	4,800	24,900	52,550
Repayment of borrowed funds	(36,430)	(41,548)	(58,418)
Net change in mortgagors' escrow accounts	(78)	(56)	327
Change in short-term borrowings	(396)	509	4,363
Proceeds from common stock offering, net of offering costs	31,331	-	-
Purchase of shares by employee stock option plan pursuant to reorganization	(2,003)	-	-
Common stock repurchased	(2)	(44)	(25)
Cash dividends to common stockholders	(614)	(317)	(447)
Net cash provided by financing activities	1,620	8,387	16,255

Increase in cash and cash equivalents	3,806	2,117	3,899
Cash and cash equivalents at beginning of year	14,263	12,146	8,247

Cash and cash equivalents at end of year	$18,069	$14,263	$12,146

Supplemental disclosures
Non-cash investing activities:
Transfer of loans to foreclosed assets	$817	$604	$140

Cash paid during the year for:
Interest	$8,312	$10,318	$12,283
Income taxes	1,251	1,450	286

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Effective June 29, 2011, Naugatuck Valley Financial Corporation (the “Company”) completed its public stock offering in connection with the conversion of Naugatuck Valley Mutual Holding Company (the “MHC”) from the mutual holding company to the stock holding company form of organization (the “Conversion”). As a result of the Conversion, the Company succeeded Naugatuck Valley Financial Corporation, a Federal corporation (the “Federal Corporation”), as the holding company for Naugatuck Valley Savings and Loan (the “Bank”) and the MHC ceased to exist. A total of 4,173,008 shares of Company common stock were sold in a subscription and community offering at $8.00 per share, including 250,380 shares purchased by the Naugatuck Valley Savings and Loan Employee Stock Ownership Plan (the “ESOP”). Additionally, shares totaling 2,829,358 were issued to the stockholders of the Federal Corporation (other than the MHC) in exchange for their shares of Federal Corporation common stock at an exchange ratio of 0.9978 share of Company common stock for each share of Federal Corporation common stock. Shares outstanding after the stock offering and the exchange totaled 7,002,366. Net proceeds from the reorganization and stock offering totaled $31.3 million, after deducting offering costs of $2.1 million. Net income per share and the weighted average shares outstanding for the years ended December 31, 2010 and 2009 have been restated to reflect the Conversion.

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

2.	Basis of Presentation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiary, Naugatuck Valley Mortgage Servicing Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and income and expenses for the period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut.

Management has evaluated subsequent events for potential recognition or disclosure in the financial statements. No subsequent events were identified that would require a change to the financial statements or disclosure in notes to the financial statements, other than as noted in Note 19, Subsequent Events.

3.	Summary of Significant Accounting Policies

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles in the United States of America and to general practices within the thrift industry. Such policies have been followed on a consistent basis. The significant accounting policies of the Company are summarized below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities

Investments are accounted for in accordance with the intent of management at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity. These securities are carried at historical cost adjusted for the amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

Securities to be held for indefinite periods of time are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of capital net of estimated income taxes. The Company has no securities held for trading.

Investment securities are reviewed at each reporting period for other-than-temporary impairment. For debt securities, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis. The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more likely than not that the Company will not be required to sell the debt security prior to recovery. In determining whether a credit loss exists and the period over which the fair value of the debt security is expected to recover, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure and the Bank's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered credit related and a charge to earnings is recorded.

Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method. The sale of a held to maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Transfers of debt securities into the held to maturity classification from the available for sale classification are made at fair value on the date of transfer. The unrealized holding gain or loss on the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining contractual lives of the securities by the interest method.

Loans receivable and allowance for loan losses

Loans receivable are stated at unpaid principal balance less undistributed construction loans, deferred loan fees, and allowances for loan losses. Uncollected interest on loans receivable is accrued as earned based on rates applied to principal amounts outstanding. Recognition of income on the accrual basis is discontinued when there is sufficient question as to the collectibility of the interest. In these cases, the interest previously accrued to income is reversed, and the loans are placed on the cash basis. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For certain loans which are deemed to be impaired and for which the collection of the entire principal balance is in doubt, any payments received from the borrower or operation of the collateral will be applied only to principal and no income will be recognized.

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized on a level-yield basis as an adjustment to the related loan yield over its contractual life. Unamortized net fees are recognized upon early repayment of the loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for loan losses is established by a provision charged to earnings and is maintained at a level considered adequate to provide for probable loan losses based on management’s evaluation of known and inherent risks in the loan portfolio. When a loan or portion of a loan is considered uncollectible, it is charged against the allowance for loan losses. Recoveries of loans previously charged-off are credited to the allowance when collected.

Management makes regular evaluations of the loan portfolio to determine the adequacy of the level of the allowance for loan losses. Numerous factors are considered in the evaluation, including a review of certain borrowers’ current financial status and credit standing, available collateral, loss experience in relation to outstanding loans, the overall loan portfolio quality, management’s judgment regarding prevailing and anticipated economic conditions, and other relevant factors. Additionally, the Company engages an independent review of its commercial loan portfolio at least annually and adjusts its loan ratings based upon this review.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Impaired loans

Impaired loans consist of non-accrual loans and troubled debt restructurings (“TDRs”) in accordance with applicable authoritative accounting guidance. With the exception of loans that were restructured and still accruing interest, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans deemed to be impaired are classified as non-accrual.

Impairment is measured by estimating the value of the loan based on the present value of expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral less costs to sell, if repayment of the loan is considered collateral-dependent. All impaired loans are included in non-performing assets.

Non-accrual loans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loan sales and mortgage-servicing rights

Residential mortgage loans originated and held for sale are classified separately in the consolidated statement of financial condition and reported at the lower of amortized cost or market value (based on secondary market prices). Gains or losses on the sale of loans are determined using the specific identification method.

The Bank sells residential mortgage loans with servicing rights retained. At the time of the sale, the Bank determines the value of the retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments. If material, a portion of the gain on the sale of the loan is recognized as due to the value of the servicing rights, and a servicing asset is recorded.

The Bank has engaged an independent third party to perform the servicing rights analysis on a quarterly basis. The cost basis of loan servicing rights is amortized on a level yield basis over the period of estimated net servicing revenue and such amortization is included in the consolidated statement of income as a reduction of loan servicing fee income. Servicing rights are evaluated for impairment by comparing their aggregate carrying amount to their fair value. The fair value of loan servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of loan prepayments and discount rates. All assumptions are based on standards used by market participants. Impairment is recognized as an adjustment to loan and servicing income.

Foreclosed real estate

Real estate properties acquired through loan foreclosure and other partial or total satisfaction of problem loans are carried at the lower of fair value or the related loan balance at the date of foreclosure. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses.

Valuations are periodically performed by management and an allowance for losses is established if the carrying value of a property subsequently exceeds its fair value less estimated disposal costs. Subsequent write-downs in the carrying value and expenses incurred to maintain the properties are charged to expense. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in operations upon disposal.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation computed on the straight-line method at rates based on estimated useful lives.

Expenditures for replacements or major improvements are capitalized. Expenditures for normal maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of premises and equipment, the cost and accumulated depreciation are removed from their respective accounts and any gain or loss is included in income.

Bank owned life insurance

The cash surrender value of bank owned life insurance relates to policies on employees of the Bank for which the Bank is the beneficiary. Increases in cash surrender value are included in noninterest income in the consolidated income statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from investment advisory services, net

In conjunction with a third party, two employees of the Bank are licensed to sell non-deposit investment products, including mutual funds, annuities and other insurance products. The Bank records, as noninterest income, revenues earned from product sales in accordance with the terms of revenue sharing agreements with the third party, net of certain marketing and other expenses shared with the third party. The Bank currently employs the individuals authorized to sell these products and pays most of the direct costs related to the sales activities. These costs are charged to expense as incurred, and are classified primarily in compensation and benefits expense.

Income taxes

The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are being made in recognition of these temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of a deferred tax item will not be realized.

The Company is required to make a determination of an inventory of tax positions (federal and state) for which the sustainability of the position, based upon the technical merits, is uncertain. The Company regularly evaluates all tax positions taken and the likelihood of those positions being sustained. If management is highly confident that the position will be allowed and there is a greater than 50% likelihood that the full amount of the tax position will be ultimately realized, the Company recognizes the full benefit associated with the tax position. Additionally, interest and penalties related to uncertain tax positions are included as a component of income tax expense in the consolidated statements of income.

The Company has a tax allocation agreement with the Bank electing to file consolidated federal income tax returns. The tax allocation agreement indicates that income tax liabilities, refunds, payments and all other adjustments will be allocated to each entity using the separate return method. The Company and the Bank file separate corporate income tax returns for the State of Connecticut.

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Our diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Unallocated common shares held by the employee stock ownership plan are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

Fair value of financial instruments

Accounting standards require disclosure of the estimated fair value of financial instruments including both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable. The calculation of fair value estimates of financial instruments is dependent upon certain subjective assumptions and involves significant uncertainties. Changes in assumptions could significantly affect the estimates. These estimates do not reflect any possible tax ramifications, estimated transaction costs or any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument.

The following methods and assumptions were utilized by the Company in estimating the fair values of its financial instruments:

Cash and cash equivalents—The carrying amounts reported in the statement of financial condition approximate these assets’ fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale securities - Available-for-sale securities are recorded at fair value on a recurring basis. Fair value is determined using quoted market prices, where available.

Loans receivable—For variable rate loans that reprice frequently and without significant change in credit risk, fair values are based on carrying values. The fair value of other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of nonaccrual loans was estimated using the estimated fair values of the underlying collateral.

Accrued income receivable—The carrying amounts reported in the statement of financial condition approximates these assets’ fair value.

Mortgage-servicing rights— The fair value of mortgage-servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset.

Deposits liabilities—The fair values of non-interest-bearing demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for time certificates of deposit are estimated using a discounted cash flow technique that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

Borrowed Funds—Fair values are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Mortgagors’ escrow accounts—The carrying amounts reported in the statement of financial condition approximate the fair value of the mortgagors’ escrow accounts.

Accounting standards update

Recently Adopted Accounting Guidance

Credit Quality and Allowance for Credit Losses Disclosures: In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies to provide more information about the credit risks inherent in their loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company is required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures are required, either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. The Company adopted the period end disclosure requirements on December 31, 2010, disclosure requirements pertaining to period activity on January 1, 2011 and disclosure requirements related to TDRs on July 1, 2011. This disclosure is presented in Note 6, Loans Receivable. As this guidance affected only disclosures, the adoption of this guidance did not impact the Company’s financial position, results of operations, or liquidity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosures about Participation in a Multiemployer Pension Plan: In September 2011, the FASB issued accounting guidance aimed at improving disclosures about an employer’s participation in a multiemployer pension plan. In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted As this guidance affected only disclosures, the adoption of this guidance did not impact the Company’s financial position, results of operations, or liquidity.

Recently Issued Accounting Guidance

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”): In April 2011, the FASB issued guidance that clarifies the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance does not extend the use of fair value accounting, but clarifies the wording on how it should be applied to be consistent with IFRS and expands certain disclosure requirements relating to Level 3 fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in application from current guidance. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Since the guidance only relates to disclosure, the adoption of this guidance is not expected to impact the Company’s financial condition, results of operations or liquidity.

Testing Goodwill for Impairment: In September 2011, the FASB issued new guidance that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing those events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments do not change the current guidance for testing other indefinite lived intangible assets for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

Statement of Comprehensive Income: In April 2011, the FASB issued accounting guidance requiring companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate, but consecutive statements. This approach represents a change from current GAAP, which allows companies to report OCI and its components in the statement of shareholder’s equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). This guidance is effective for fiscal years beginning after December 15, 2011, but early adoption is permitted. Since the guidance only relates to disclosure, the adoption of this guidance is not expected to impact the Company’s financial condition, results of operations or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income: The accounting guidance defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income until the Board is able to redeliberate the matter. Management does not believe the deferral will have a material impact on the Company’s Consolidated Financial Statements.

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current reporting presentation. These reclassifications only changed the reporting categories but did not affect the results of operations or financial position.

4.	Investment Securities

A summary of investment securities at December 31, 2011 and 2010 follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Available-for-sale securities	$25,051	$25,051	$31,683	$31,683
Held-to-maturity securities	25,292	25,670	15,334	15,104
Total investment securities	$50,343	$50,721	$47,017	$46,787

At December 31, 2011, the composition of the investment portfolio was as follows:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations
From one through five years	$1,014	$54	$-	$1,068
Government guaranteed mortgage-backed securities	13,919	844	-	14,763
Government guaranteed collateralized mortgage obligations	1,711	10	-	1,721
Private label collateralized mortgage obligations	352	-	(97)	255
Total debt securities	16,996	908	(97)	17,807
Money market preferred stocks	8,000	-	(756)	7,244

Total available-for-sale securities	$24,996	$908	$(853)	$25,051

Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$25,292	$387	$(9)	$25,670

Total held-to-maturity securities	$25,292	$387	$(9)	$25,670

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, the composition of the investment portfolio was as follows:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations
From one through five years	$1,022	$65	$-	$1,087
Government guaranteed mortgage-backed securities	19,093	867	-	19,960
Government guaranteed collateralized mortgage obligations	2,272	31	(3)	2,300
Private label collateralized mortgage obligations	434	-	(58)	376
Total debt securities	22,821	963	(61)	23,723
Money market preferred stocks	8,200	-	(240)	7,960

Total available-for-sale securities	$31,021	$963	$(301)	$31,683

Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$15,334	$26	$(256)	$15,104

Total held-to-maturity securities	$15,334	$26	$(256)	$15,104

For the year ended December 31, 2011, the Company realized gross gains of $86,000 and no gross losses compared with gross gains of $231,000 and gross losses of $220,000 for the year ended December 31, 2010 and gross gains of $426,000 and gross losses of $37,000 for the year ended December 31, 2009 on sales of investment securities.

During the year ended December 31, 2011, the Company recognized $20,000 of credit related losses on a private label collateralized mortgage obligation. The Company estimated the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for privately issued collateralized mortgage obligations include the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely, and are influenced by such factors as loan interest rate, geographic location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flow were compared to the Company’s holdings to determine the credit-related impairment loss.

All investment securities which have unrealized losses have undergone an internal impairment review. Management’s review for impairment generally entails identification and analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period; discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and documentation of the results of these analyses. As a result of the reviews, management believes that all remaining unrealized losses are temporary and are the result of changes in market interest rates and market conditions over the past several years.

At December 31, 2011 and 2010, securities with amortized costs of $12,642,000 and $17,590,000, and fair values of $12,925,000 and $17,438,000, respectively, were pledged as collateral to secure municipal deposits and reverse repurchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized losses on investment securities at December 31, 2011

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss
Government guaranteed mortgage-backed securities	2	$4,244	$(9)

Total securities in unrealized loss position	2	$4,244	$(9)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
	Securities	Value	Loss
Private label collateralized mortgage obligations	1	$256	$(97)
Money market preferred stocks	2	1,644	(756)

Total securities in unrealized loss position	3	$1,900	$(853)

Unrealized losses on investment securities at December 31, 2010

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss
Government guaranteed mortgage-backed securities	5	$14,028	$(256)
Government guaranteed collateralized mortgage obligations	1	182	(3)

Total securities in unrealized loss position	6	$14,210	$(259)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
	Securities	Value	Loss
Private label collateralized mortgage obligations	1	$376	$(58)
Money market preferred stocks	2	2,160	(240)

Total securities in unrealized loss position	3	$2,536	$(298)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable

A summary of loans receivable at December 31, 2011 and 2010 is as follows:

	December 31,
(Dollars in thousands)	2011	2010
Real estate loans:
One-to-four family	$217,893	$219,286
Construction	30,456	30,921
Multi-family and commercial real estate	160,858	160,235
Total real estate loans	409,207	410,442

Commercial business loans	36,870	34,742
Consumer loans:
Savings accounts	847	956
Personal	197	236
Automobile	509	168
Home equity	32,157	34,807
Total consumer loans	33,710	36,167
Totals loans	479,787	481,351

Less:
Allowance for loan losses	8,291	6,393
Undisbursed construction loans	3,489	1,034
Deferred loan origination fees	333	403
Loans receivable, net	$467,674	$473,521
Weighted average yield	5.29%	5.47%

The Bank’s lending activities are conducted principally in the Naugatuck Valley area of Connecticut. The Bank’s investment in loans includes both adjustable and fixed rate loans.

At December 31, 2011 and 2010, the composition of the Bank’s investment in fixed rate loans was as follows:

Term to Maturity	2011	2010
(In thousands)

Less than 1 year	$8,690	$6,096
1 - 3 years	3,644	5,256
3 - 5 years	7,732	5,321
5 - 10 years	22,512	27,717
10 - 20 years	52,655	55,224
Over 20 years	145,736	145,039

Total loans at fixed rates	$240,969	$244,653

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustable rate loans have interest rate adjustment limitations and are indexed to treasury notes or Federal Home Loan Bank of Boston ("FHLBB") classic advances with similar repricing durations, or prime rate. At December 31, 2011 and 2010, the Bank had the following adjustable rate loans:

Rate Adjustment	2011	2010
(In thousands)

Less than 1 year	$97,093	$93,133
1 - 3 years	53,059	47,241
3 - 5 years	60,662	65,725
5 - 10 years	28,004	30,599

Total loans at adjustable rates	$238,818	$236,698

As of December 31, 2011 and 2010, loans to related parties totaled approximately $2,122,000 and $2,490,000, respectively. For the year ended December 31, 2011, new loans of approximately $215,000 were granted to these parties and principal payments of approximately $584,000 were received. For the year ended December 31, 2010, new loans of approximately $1,267,000 were granted to these parties and principal payments of approximately $2.0 million were received. During 2010, loans in the amount of $752,000 were removed from loans to related parties for individuals whose related interests changed during the year.

Related parties include directors and officers of the Bank, any respective affiliates in which they have a controlling interest, and their immediate families. For the years ended December 31, 2011 and 2010, all loans to related parties were performing in accordance with the original terms.

The Bank services loans for other financial institutions and agencies. These loans are originated by the Bank and then sold. The Bank continues to service these loans and remits the payments received to the purchasing institution. The amounts of these loans were approximately $85,051,000 and $41,251,000 at December 31, 2011 and 2010, respectively.

The balance of mortgage-servicing rights, included in other assets at December 31, 2011 and 2010 were $700,000 and $364,000, respectively. The changes in capitalized mortgage-servicing rights for the year ended December 31, 2011 and 2010 were as follows:

(In thousands)	2011	2010
Balance at beginning of the year	$364	$-

Servicing rights capitalized	478	465
Amortization of servicing rights	(114)	(96)
Periodic impairment	(28)	(5)

Balance at the end of the year	$700	$364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 and 2010, key economic assumptions and the sensitivity of the current fair value of residual cash flows, should immediate 10 percent and 20 percent adverse changes in those assumptions occur, were as follows:

(In thousands)	2011		2010
Carrying amount		$700		$364

Weighted average life (in years)		5.28		6.87

Prepayment Speed Assumption	PSA	265	PSA	195
Impact on fair value of 10% adverse change		(34)		(19)
Impact on fair value of 20% adverse change		(74)		(35)

Residual Cash Flows Discount Rate (annual)		7.25%		8.25%
Impact on fair value of 10% adverse change		(26)		(17)
Impact on fair value of 20% adverse change		(50)		(33)

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

The Company’s loan portfolio is segregated into the following portfolio segments:

One-to Four-Family Owner Occupied Loans. This portfolio segment consists of the origination of first mortgage loans secured by one-to four-family owner occupied residential properties and residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area. The Company has experienced a low level of foreclosures on its owner occupied loan portfolio during recent periods and believe this is due mainly to its conservative underwriting and lending strategies which do not allow for risky loans such as “Option ARM,” “sub-prime” or “Alt-A” loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Real Estate Secured Loans. This portfolio segment includes home equity loans and home equity lines of credit secured by owner occupied one-to four-family residential properties. Loans of this type are written at a maximum of 75% of the appraised value of the property and we require that we have a second lien position on the property. These loans are written at a higher interest rate and a shorter term than mortgage loans. The Company has experience a low level of foreclosure in this type of loan during recent periods. These loans can be affected by economic conditions and the values of the underlying properties.

Consumer Loans. This portfolio segment includes loans secured by passbook or certificate accounts, or automobiles, as well as unsecured personal loans and overdraft lines of credit. This type of loan may entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by assets that depreciate rapidly.

Loans are generally carried at the amount of unpaid principal, less the allowance for loan losses and adjusted for deferred loan fees, which are amortized over the term of the loan using the interest method. Interest on loans is accrued based on the principal amounts outstanding. It is the Company’s policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when the principal or interest is delinquent for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.

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

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is likelihood that different amounts would be reported under different conditions or assumptions. The Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following tables set forth the balance of the allowance for loan losses at December 31, 2011 and 2010, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually, and includes a summary of transactions in the allowance for loan and lease losses for the years ended December 31, 2011 and 2010:

	One-to-Four		Commercial
	Family	Construction	Real Estate	Commercial	Consumer	Total
As of and for the Year
Ended December 31, 2011
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,585	$600	$2,714	$884	$610	$6,393
Provision for loan losses	525	582	1,540	515	422	3,584
Charge-offs	(217)	-	(911)	(291)	(271)	(1,690)
Recoveries	-	-	-	3	1	4
Ending Balance	$1,893	$1,182	$3,343	$1,111	$762	$8,291
Ending Balance individually evaluated for impairment	$2,721	$9,197	$4,422	$715	$225	$17,280
Ending Balance collectively evaluated for impairment	$215,172	$21,259	$156,436	$36,155	$33,485	$462,507

As of and for the Year
Ended December 31, 2010
(In thousands)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions in the allowance for loan losses account for the year ended December 31, 2009 were as follows:

(In thousands)	2009
Balance at beginning of year	$2,869
Provision for loan losses	1,144
Loans written off	(18)
Recoveries of loans written off	1

Balance at end of year	$3,996

The Company’s policies provide for the classification of loans into the following categories: pass (1 - 4), bankable with care (5), special mention (6), substandard (7), doubtful (8) and loss (9). Consistent with regulatory guidelines, loans that are considered to be of lesser quality are classified as substandard, doubtful or loss. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those loans characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans (or portions of loans) classified as loss are those considered uncollectible and of such little value that there continuance as loans is not warranted. Loans that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

When loans are classified as special mention, substandard or doubtful, the Company disaggregates these loans and allocates a portion of the related general loss allowances to such loans as the Company deems prudent. Determinations as to the classification of loans and the amount of loss allowances are subject to review by our principal federal regulator, the OCC, which can require that we establish additional loss allowances. The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following tables are a summary of the loan portfolio quality indicators by loan class as of December 31, 2011 and 2010:

	Commercial Loans - Credit Risk Profile by Internally Assigned Grade:
	At December 31, 2011			At December 31, 2010
		Commercial			Commercial
	Commercial	Real Estate	Commercial	Commercial	Real Estate	Commercial
(In thousands)	Loans	Construction	Real Estate	Loans	Construction	Real Estate
Grade:
4	$6,659	$216	$43,148	$3,697	$281	$39,176
5	24,839	7,463	91,125	24,931	10,847	91,329
6	2,814	5,948	13,181	3,456	5,391	16,430
7	2,480	9,317	13,404	2,555	11,623	13,300
8	78	-	-	103	-	-
Total	$36,870	$22,944	$160,858	$34,742	$28,142	$160,235

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer Loans - Credit Risk Profile by Internally Assigned Grade:
	At December 31, 2011		At December 31, 2010
	Residential -	Residential -	Residential -	Residential -
(In thousands)	Prime	Construction	Prime	Construction

Grade:
Pass	$213,049	$7,512	$213,680	$2,779
Special Mention	746	-	503	-
Substandard	4,098	-	3,563	-
Doubtful	-	-	1,540	-
Total	$217,893	$7,512	$219,286	$2,779

Consumer Loans - Credit Risk Profile Based on Payment Activity:
	At December 31, 2011	At December 31, 2010
	Consumer -	Consumer -
(In thousands)	Other	Other
Grade:
Performing	$33,323	$35,652
Nonperforming	387	515
Total	$33,710	$36,167

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment and may recommend foreclosure. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month.

Loans are automatically placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent. Management works closely with the asset quality committee of the board of directors to resolve nonperforming assets in a manner most advantageous to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of December 31, 2011 and 2010:

	Credit Quality Information
			Greater				Carrying
			Than				Amount > 90
	31-60 Days	61-90 Days	90 Days	Total Past			Days and
	Past Due	Past Due	(Nonaccrual)	Due	Current	Total Loans	Accruing
As of December 31, 2011
(In thousands)
Real estate loans
One-to-four family	$1,379	$214	$4,140	$5,733	$212,160	$217,893	$-
Construction	270	-	9,727	9,997	20,459	30,456	-
Commercial real estate and multi-family	654	249	9,182	10,085	150,773	160,858	-
Commercial business loans	396	-	1,967	2,363	34,507	36,870	-
Consumer - other	467	37	387	891	32,819	33,710	-
Total	$3,166	$500	$25,403	$29,069	$450,718	$479,787	$-

As of December 31, 2010
(In thousands)
Real estate loans
One-to-four family	$1,745	$18	$4,624	$6,387	$212,899	$219,286	$-
Construction	2,707	-	5,151	7,858	23,063	30,921	-
Commercial real estate and multi-family	1,686	258	6,242	8,186	152,049	160,235	-
Commercial business loans	60	115	1,356	1,531	33,211	34,742	-
Consumer - other	470	100	515	1,085	35,082	36,167	-
Total	$6,668	$491	$17,888	$25,047	$456,304	$481,351	$-

The following table is a summary of nonaccrual loans by loan class as of December 31, 2011 and 2010:

	As of December 31,
(In thousands)	2011	2010

Residential
One-to-four family	$4,140	$4,624
Construction	9,727	5,151
Commercial real estate and multi-family	9,182	6,242
Commercial business loans	1,967	1,356
Consumer - other	387	515
Total nonaccrual loans	$25,403	$17,888

The amount of income that was contractually due but not recognized on nonperforming loans totaled $878,000, $513,000, and $328,000 in 2011, 2010 and 2009, respectively.

At December 31, 2011, the Company had 75 loans on non-accrual status with foregone interest in the amount of approximately $878,000. Included in these loans are 39 loans which are not 90 days past due, but were placed on non-accrual status as a result of a recent modification or a doubtful classification.

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem asset as impaired, it provides a specific reserve for that portion of the asset that is deemed uncollectible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a summary of impaired loans by class of loans as of December 31, 2011 and 2010:

	For the Year Ended December 31, 2011
		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
	Amount	Balance	Allowance	Amount	Recognized
	(In thousands)
For the Year Ended December 31, 2011
Impaired loans without valuation allowance:
Real estate loans
One-to-four family	$1,360	$1,375	$-	$1,368	$42
Construction	959	959	-	944	5
Commercial real estate and multi-family	3,334	3,352	-	3,370	201
Consumer - other	101	353	-	206	1
Total impaired loans without valuation allowance	5,754	6,039	-	5,888	249

Impaired loans with valuation allowance:
Real estate loans
One-to-four family	1,361	1,361	109	1,362	42
Construction	8,238	8,981	665	4,745	211
Commercial real estate and multi-family	1,088	1,088	336	1,097	24
Commercial business loans	715	715	286	662	34
Consumer - other	124	124	71	125	6
Total impaired loans with valuation allowance	11,526	12,269	1,467	7,991	317
Total impaired loans	$17,280	$18,308	$1,467	$13,879	$566

For the Year Ended December 31, 2010
Impaired loans without valuation allowance:
Real estate loans
One-to-four family	$1,137	$1,137	$-	$1,139	$27
Construction	4,010	4,010	-	3,985	4
Total impaired loans without valuation allowance	5,147	5,147	-	5,124	31
Impaired loans with valuation allowance:
Real estate loans
One-to-four family	1,540	1,540	232	1,524	41
Construction	49	49	16	49	2
Commercial real estate and multi-family	1,106	1,106	275	1,106	42
Commercial business loans	1,598	1,598	213	1,603	6
Consumer – other	277	277	193	278	12
Total impaired loans with valuation allowance	4,570	4,570	929	4,560	103
Total impaired loans	$9,717	$9,717	$929	$9,684	$134

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s TDRs at December 31, 2011 and 2010:

	As of December 31,
(In thousands)	2011	2010
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$416	$-
Nonaccrual	12,235	6,966
Total	$12,651	$6,966

The following table presents a summary of loans that were restructured during the year ended December 31, 2011:

	For the Year Ended December 31, 2011
		Pre-			Post-
	Number	Modification		Interest and	Modification
	of	Recorded	Funds	Escrow	Recorded
(Dollars in thousands)	Loans	Investment	Disbursed	Capitalized	Investment

Real estate loans:
One-to-four family	2	$310	$-	$-	$310
Construction	1	48	30	-	78
Commercial real estate and multi-family	5	3,736	19	59	3,814
Commercial business loans	3	673	-	-	673
Total TDRs restructured during the period	11	$4,767	$49	$59	$4,875
TDRs, still accruing interest	-	$-	$-	$-	$-
TDRs, included in nonaccrual	11	4,767	49	59	4,875

6. Premises and Equipment

Premises and equipment at December 31, 2011 and 2010 were summarized as follows:

(In thousands)	2011	2010
Banking offices and branch buildings	$8,565	$8,533
Furniture and equipment	4,526	3,953
Land	1,593	1,593
Leasehold improvements	1,409	1,409
	16,093	15,488
Accumulated depreciation and amortization	(6,439)	(5,876)

Premises and equipment, net	$9,654	$9,612

Depreciation and amortization expense is computed using the straight-line method over the estimated useful life of an asset. Estimated useful lives range from three to ten years for furniture and equipment, 39 years for the banking offices, and the initial lease term for leasehold improvements. Land is not depreciated. Depreciation and amortization expenses were $746,000, $806,000 and $821,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank leases space for five of its branch offices. The leases for the branch offices have expiration dates ranging from 2013 through 2020, and are accounted for as operating leases. At December 31, 2011, future minimum rental income and lease payment expense are expected to be:

(In thousands)	Income	Expense
2012	$97	$335
2013	94	286
2014	28	276
2015	21	278
2016	-	230
Thereafter	-	465

Total future minimum rents	$240	$1,870

7. Deposits

Deposits and weighted average rates at December 31, 2011 and 2010 are summarized as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Cost	Amount	Cost
Certificate accounts	$204,712	1.96%	$239,406	2.68%
Regular savings accounts	107,662	0.35%	79,682	0.49%
Checking and NOW accounts	70,006	0.07%	59,914	0.06%
Money market savings accounts	28,507	0.41%	26,873	0.64%

Total deposits	$410,887	1.11%	$405,875	1.73%

Interest paid on deposits for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Interest Expense

Certificate accounts	$5,312	$6,617	$7,741
Regular savings accounts	496	413	390
Checking and NOW accounts	45	45	45
Money market savings accounts	167	222	301

Total interest expense on deposits	$6,020	$7,297	$8,477

The aggregate amount of individual certificate accounts of $100,000 or more at December 31, 2011 and 2010 was $81,517,000 and $92,753,000 respectively. Deposits up to $250,000 are federally insured through the Federal Deposit Insurance Corporation (“FDIC”). The aggregate amount of individual certificate accounts of $250,000 or more at December 31, 2011 and 2010 was $18,724,000 and $21,383,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) signed into law on July 21, 2010, all funds held in noninterest-bearing transaction accounts, including the IOLTAs, will be fully insured, without limit, until December 31, 2012. On December 29, 2010, President Obama signed into law an amendment to the Federal Deposit Insurance Act to include interest on lawyers trust accounts (“IOLTAs”) within the definition of “noninterest-bearing transaction accounts”.

At December 31, 2011 and 2010, the remaining maturities for certificate accounts were as follows:

(In thousands)	2011	2010
Certificate accounts maturing in:
Under 12 months	$111,358	$164,468
12 to 24 months	36,798	42,931
24 to 36 months	20,744	15,103
Over 36 months	35,812	16,904
Total certificate accounts	$204,712	$239,406

8. Borrowed Funds

Borrowings and advances, with calendar-year maturity dates and weighted average cost of funds at December 31, 2011 and 2010, were as follows:

	2011		2010
		Weighted		Weighted
	Amount	Average	Amount	Average
(Dollars in thousands)	Due	Cost	Due	Cost
Short-term borrowings
Repurchase agreements	$6,541	0.34%	$6,937	0.70%

Long-term FHLBB advances
Year of maturity:
2011	-	-	31,629	2.22
2012	22,801	2.88	22,801	2.88
2013	24,087	2.65	24,087	2.65
2014	15,693	2.96	15,693	2.96
2015	624	3.34	624	3.34
2016 - 2020	443	0.19	443	0.19
2021 - 2025	318	0.18	318	0.18
2026 - 2028	310	0.00	310	0.00
	$64,276	2.78	$95,905	2.59
Total borrowed funds	$70,817	2.55	$102,842	2.46

The Bank has an agreement with FHLBB providing for future credit availability of up to twenty times the amount of FHLBB stock held by the Bank, not to exceed 30% of its total assets. The Bank held $6,251,700 in FHLBB stock at December 31, 2011 and 2010. In addition to the outstanding advances, the Bank has a $2,540,000 line of credit available from FHLBB, none of which was outstanding at December 31, 2011 and 2010. The Bank also has a $3,500,000 line of credit available from another correspondent bank, none of which was outstanding at December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FHLBB advances are secured by a blanket lien on the Bank’s assets. Included in the amounts above are two long-term amortizing advances, which mature in 2023 and 2028 with interest rates of 0.27% and 0.00%, respectively, obtained under the Affordable Housing Program offered by FHLBB. These advances were used to provide loans, at nominal cost to the borrower, for development of low-cost housing in the Bank’s community.

Repurchase agreements generally have terms of one day, and are secured by government agency securities.

9. Pension and Other Post-Retirement Benefits

Pension Plan

Prior to September 1, 2005, the Bank participated in a multi-employer defined benefit pension plan covering all of its full time (as defined) employees who had been employed by the Bank for more than six months and were at least twenty-one years of age. Benefits under this plan became fully vested after five years of service. The plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The Bank’s net pension cost for the period is the amount of contributions due. Total pension expense was $284,000 for the year ended December 31, 2011 compared with $156,000 and $88,000 for 2010 and 2009, respectively. Contributions paid by Naugatuck Valley Savings and Loan were $370,000, $157,000 and $134,000, for the years ended December 31, 2011, 2010 and 2009, respectively. These contributions were not more than 5% of the total contributions to the Plan. The funded status of Naugatuck Valley Savings and Loan’s portion of the Plan at July 1, 2011 and 2010 (most recent data available) was 81.56% and 85.25%, respectively. Current valuations of the Bank’s allocation of the Plan’s pooled assets are not available. After September 2005, the Plan was amended and as a result, is considered frozen, with no new participants being accepted. No future compensation will be considered for benefit accruals, and there will be no future credited service, service accruals, or additional accrued benefits.

Defined Contribution Plan

The Bank has a defined contribution 401(k) plan for eligible employees. The Bank provides 75% matching of employee contributions, with a maximum contribution on up to 6% of the employee’s salary. The Bank’s contribution vests over a 6 year graded vesting schedule. The Bank’s contribution to the plan was $224,000, $204,000, and $194,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, during the year ended December 31, 2011, the Bank accrued $161,000 of additional contributions in connection with the findings resulting from a review of its 401(k) plan. The review revealed inconsistencies in the compensation items that were considered eligible for determining deferral and matching contributions. The Bank is applying under the Internal Revenue Service Voluntary Correction Program to correct these inconsistencies.

Directors Retirement Plan

The Bank sponsors a deferred compensation plan under which non-employee directors may elect to defer up to 100% of their compensation in the form of either cash or stock-appreciation rights (“SARs”). If a deferral is made in SARs, then at the time of distribution an individual will receive in cash the value of an equivalent number of shares of the Company’s stock that could have been purchased at the time of the deferral. The individual will also receive in cash an amount equal to any dividends which would be paid on the equivalent shares during the deferral period. Under terms of the plan, an election to defer compensation, including which form (cash or SARs), must be made prior to December 31st of the preceding year. Each year the form of previous deferrals may be converted to the other form at the option of the individual participant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Healthcare Benefits

In addition to providing pension benefits, the Bank provides certain health care benefits to retired employees (the “Healthcare Benefits Plan”). Substantially all of the Bank’s employees hired prior to February 2007 may become eligible for those benefits. The Bank’s policy is to accrue the expected cost of providing those benefits during the years that the employee renders the necessary service.

The following table summarizes the obligation and funded status for the Healthcare Benefits Plan as of December 31, 2011 and 2010:

	Healthcare Benefit Plan
(In thousands)	2011	2010
Measurement date	12/31/2011	12/31/2010

Change in benefit obligation
Projected benefit obligation at beginning of year	$376	$361
Interest cost	28	15
Projected benefit obligation at end of year	404	376

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	24	19
Plan participant contributions	-	-
Benefits paid	(24)	(19)
Fair value of plan assets at end of year	-	-

Funded status at end of year recognized in the the Company's consolidated balance sheets	$(404)	$(376)

Net Periodic Benefit Cost and Contributions

The benefit costs related to the Healthcare Benefits Plan for the years ended December 31, 2011 and 2010 were as follows:

	Healthcare Benefit Plan
(In thousands)	2011	2010	2009
Components of net periodic benefit cost
Interest cost	$28	$15	$27
Expected return on plan assets	-	-	-
Net periodic benefit cost	28	15	27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions and Effects

The actuarial assumptions used to determine the projected benefit obligations and net periodic benefit cost of the Healthcare Benefits Plan for the years ended December 31, 2011 and 2010 were as follows:

	Healthcare Benefit Plan
Weighted-average assumptions:	2011	2010	2009
Discount rate	5.000%	5.750%	6.250%
Rate of compensation increase	-	-	-
Medical trend rate next year	5.00%	5.00%	7.00%
Ultimate medical trend rate	5.00%	5.00%	5.00%
Year ultimate trend rate is achieved	2011	2011	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the Healthcare Benefits Plan. At December 31, 2011, a one percentage-point increase in the assumed health care trend rates would increase the projected benefit obligation by $32,000 compared with a decrease of $13,000 if the assumed health care trend rate were to decrease by one percentage-point.

Due to the unfunded status of the Healthcare Benefits Plan, the Bank expects to contribute the amount of the estimated benefit payments for the next fiscal year, which is expected to be $30,000 for the year ending December 31, 2012.

10. Employee Stock Ownership Plan

On September 30, 2004, the ESOP purchased 297,435 shares of the common stock of the Company. To fund the purchase, the ESOP borrowed $2,980,910 from the Company. The borrowing is at an interest rate of 4.75% and is to be repaid on a pro-rata basis in fifteen annual installments of $282,520 commencing with the quarter ended December 31, 2004 through September 30, 2019.

On June 29, 2011 in conjunction with the conversion discussed in Note 1, Nature of Operations, the ESOP purchased 250,380 shares of the common stock of the Company. To fund the purchase, the ESOP borrowed $2,003,040 from the Company. The borrowing is at an interest rate of 3.25% and is to be repaid on a pro-rata basis in twenty annual installments of $135,657 commencing with the quarter ended December 31, 2011 through December 31, 2030.

Dividends paid on the unreleased shares are used to reduce the principal balance of the loans. The collateral for the loans are the unreleased shares of the common stock purchased by the ESOP. Although contributions by the Bank to the ESOP are discretionary, the Bank intends to make annual contributions in an aggregate amount at least equal to the principal and interest requirements on the debt.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earning per share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated statements of financial condition. ESOP expense for the years ended December 31, 2011, 2010 and 2009 was $254,000, $123,000 and $112,000, respectively. At December 31, 2011 and 2010, there were 19,845 and 32,364 unallocated ESOP shares and 391,479 and 173,463 unreleased ESOP shares, respectively. At December 31, 2011 and 2010, the unreleased shares had aggregate fair values of $2,658,000 and $1,173,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Equity Incentive Plan

In 2005, stockholders of the Company approved the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant up to 371,794 stock options and 148,717 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 520,511 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan. Through December 31, 2011, the following awards have been made:

	Grant Date
	July 26,	December 18,	March 20,	March 21,	July 26,
	2008	2007	2007	2006	2005
Option awards
Awarded	997	1,995	7,483	6,485	353,799
Exercise price	$11.12	$11.12	$12.51	$11.12	$11.12
Maximum term	10	10	10	10	10
Restricted stock awards
Awarded	997	2,993	1,995	1,496	139,404

Stock option awards have been granted with an exercise price equal to the greater of the market price of the Company’s stock at the date of grant, or $11.12, which was the market price of the Company’s stock at the date stock option awards were initially granted under the Incentive Plan. Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

A summary of the status of outstanding stock options at December 31, 2011 and 2010 and changes therein was as follows:

	2011		2010		2009
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	325,582	$11.16	352,652	$11.16	352,802	$11.15
Granted	-	-	-	-	-	-
Forfeited	-	-	(5,414)	11.12	-	-
Exercised	-	-	-	-	-	-
Expired	(11,325)	11.12	(21,656)	11.12	(150)	11.12
Options outstanding at end of year	314,257	11.16	325,582	11.16	352,652	11.15
Options exercisable at end of year	311,959	11.15	319,894	11.14	277,935	11.16
Weighted-average fair value of options granted during the year		N/A		N/A		N/A

The Company records share-based compensation expense related to outstanding stock options and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. Both stock options and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.

In determining the expected term of the option awards, the Company has estimated the expected term of the options as being equal to the average of the vesting term plus the original contractual term. The Company estimated its volatility using the historical volatility of other, similar companies during a period of time equal to the expected life of the options. The risk-free rate for the periods within the contractual life of the options is based upon the U.S. Treasury yield curve in effect at the time of grant.

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

The Company recorded share-based compensation expense of $19,000, $285,000 and $532,000 for the years ended December 31, 2011, 2010 and 2009, respectively, in connection with the stock option and restricted stock awards. At December 31, 2011, the Company has approximately $2,000 of unrecorded option expense to be recognized over the remaining vesting period of the options.

12. Income Taxes

The Bank’s wholly-owned subsidiary, Naugatuck Valley Mortgage Servicing Corporation, qualifies and operates as a Connecticut passive investment company pursuant to legislation. Because the subsidiary earns income from passive investments which is exempt from Connecticut Corporation Business Tax and its dividends to the Bank are exempt from state tax, the Bank no longer expects to incur state income tax expense.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not, that some or all of the deferred tax assets will not be realized. The Company believes that all deferred tax assets will be realized in the future and that no valuation allowance is necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 consisted of:

(In thousands)	2011	2010	2009
Current income tax expense	$1,292	$1,293	$116
Deferred income tax expense (benefit), due to:
Depreciation	353	(36)	(36)
Mortgage-servicing rights	114	124	-
Deferred income	28	(3)	(65)
Post retirement benefits	5	16	(9)
Charitable contributions	-	250	36
Other than temporary impairment on securities	(7)	-	1,165
Reserve for loan losses	(645)	(815)	(389)
Total deferred income tax (benefit) expense	(152)	(464)	702
Provision for income taxes	$1,140	$829	$818

A reconciliation of the statutory federal income tax rate applied to income before income taxes with the income tax provision is as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Income tax expense at statutory rate of 34%	$1,137	$775	$956
Increase (decrease) in income tax expense resulting from:
Nondeductible compensation expense	86	67	85
Income exempt from income tax	(102)	(264)	(225)
Expiration of contribution carryforward	-	250	-
Other items, net	19	1	2
Provision for income taxes	$1,140	$829	$818
Effective rate of income tax expense	34.1%	36.4%	29.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows at December 31, 2011 and 2010:

(In thousands)	2011	2010

Deferred tax assets
Reserve for loan losses	$2,820	$2,175
Deferred income	360	388
Post-retirement benefits	180	185
Other than temporary impairment on securities	7	-
Total deferred tax assets	3,367	2,748

Deferred tax liabilities
Depreciation	(381)	(29)
Available-for-sale securities	(276)	(306)
Mortgage-servicing rights	(238)	(124)
Total deferred tax liabilities	(895)	(459)
Net deferred tax assets	$2,472	$2,289

Retained earnings at December 31, 2011 includes a contingency reserve for loan losses of $1,843,000, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of $627,000 has not been recognized as of December 31, 2011.

Management regularly analyzes their tax positions and at December 31, 2011, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of December 31, 2011, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal and Connecticut income taxes for the years 2008-2011.

13. Consolidated Statements of Comprehensive Income

The source of the Company’s other comprehensive income (loss) is the unrealized gains and losses on its available for sale securities, as reflected in the following table:

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Net income	$2,204	$1,451	$1,993
Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	(521)	431	3,121
Reclassification adjustment for gains realized in net income	(86)	(11)	(388)
Other comprehensive (loss) income before tax effect	(607)	420	2,733
Income tax expense related to items of other comprehensive (loss) income	(31)	116	178
Other comprehensive (loss) income net of tax effect	(576)	304	2,555
Total comprehensive income	$1,628	$1,755	$4,548

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Regulatory Capital

The Company, as a federally chartered holding company, is not subject to regulatory capital requirements. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

The OCC regulations require savings institutions to maintain minimum levels of regulatory capital. As of December 31, 2011, the Bank meets all capital requirements to which it is subject. In addition, at December 31, 2011, the Bank was considered “well capitalized” for regulatory purposes. There have been no subsequent conditions or events which management believes have changed the Bank’s status. See Note 19, Subsequent Events.

As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The following is a summary of the Bank’s actual capital as computed under the standards established by the OCC at December 31, 2011 and 2010, respectively:

	2011		2010
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Tier I (Core) Capital (to Adjusted Total Assets)	$68,156	11.88%	$45,464	8.03%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	68,156	15.94%	45,464	10.59%

Total Risk-Based Capital (to Risk-Weighted Assets)	73,520	17.19%	50,831	11.84%

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OCC rules and regulations. See Note 19, Subsequent Events.

The measurement of the Bank’s capital as computed under regulatory standards differs from its measurement under generally accepted accounting principles. A reconcilement of the Bank’s capital follows:

	December 31,
(In thousands)	2011	2010
Total capital as calculated under generally accepted accounting principles (GAAP Capital)	$67,961	$45,867
Adjustments to reconcile Total GAAP Capital to Regulatory Capital:
Intangible assets	(52)	(71)
Accumulated other comprehensive income from available-for-sale securities	247	(332)
Tier I Risk-Based Capital	68,156	45,464
Includible portion of allowance for loan losses	5,364	5,367
Total Risk-Based Capital	$73,520	$50,831

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Dodd-Frank Act, enacted in 2010, makes extensive changes in the regulation and supervision of federal savings institutions like the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated, and responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, the agency that regulates national banks. The OCC assumed primary responsibility for examining Naugatuck Valley Savings and implementing and enforcing many of the laws and regulations applicable to federal savings institutions. At the same time, the responsibility for supervising and regulating savings and loan holding companies, such as the Company, was transferred to the Federal Reserve Board. In addition, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau (“CFPB”), as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, their primary federal regulator rather than the CFPB.

15. Earnings per Share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the years ended December 31, 2011 and December 31, 2010, anti-dilutive options excluded from the calculations totaled 306,477 and 318,098 options, respectively (with an exercise price of $11.12) and 7,482 options in each period (with an exercise price of $12.51). Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

The following table shows earnings per share information at December 31, 2011, 2010 and 2009:

	For the years ended December 31,
	2011	2010	2009
Net income available to common stockholders	$2,204,000	$1,451,000	$1,993,000

Weighted-average shares outstanding during the period
Basic	6,702,503	6,812,365	6,796,567
Effect of dilutive stock options and restrictive stock awards	-	-	-
Diluted	6,702,503	6,812,365	6,796,567
Net income per common share:
Basic and diluted earnings per share	$0.33	$0.21	$0.29

16. Financial Instruments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes these financial instruments and other commitments and contingent liabilities as of December 31, 2011 and 2010:

(In thousands)	2011	2010
Commitments to extend credit:
Loan commitments	$8,782	$12,233
Unused lines of credit	19,424	19,751
Amounts due mortgagors on construction loans	15,476	17,867
Amounts due on commercial loans	21,213	19,788
Commercial letters of credit	5,683	4,198

At December 31, 2011, included in the commitments to extend credit were commitments to fund loans in the amount of $5.7 million with fixed interest rates ranging from 3.25% to 17.0%.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments are principally collateralized by mortgages on real estate, generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

17. Fair Value

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of December 31, 2011 and 2010:

	December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$18,069	$18,069	$14,263	$14,263
Investment securities	50,343	50,721	47,017	46,787
Loans receivable, net	467,674	493,155	473,521	478,104
Accrued income receivable	1,932	1,932	1,979	1,979
Mortgage-servicing rights	700	742	364	420

Financial Liabilities
Deposits	$410,887	$409,357	$405,875	$403,091
Borrowed funds	70,817	72,757	102,842	104,766
Mortgagors' escrow accounts	4,755	4,755	4,832	4,832

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Fair value is best determined upon quoted market prices. However, in certain instances, there are no quoted market prices for certain assets or liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

Fair value measurements focus on exit prices in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there had been a significant decrease in the volume and level of activity for the asset or liability, a change in the valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.

The Bank’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; and model-based valuation techniques for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 —	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect the possible tax ramifications or estimated transaction costs.

The Company uses fair value measurements to record available-for sale investment securities and residential loans held for sale at fair value on a recurring basis. Additionally, the Company uses fair value measurements to record impaired loans, foreclosed real estate and repossessed assets and mortgage-servicing rights at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets.

The Company used the following methods and significant assumptions to estimate the fair value of its financial instruments:

The Company’s available-for-sale securities that are traded on an active exchange, such as the New York Stock Exchange, are classified as Level 1. Available-for-sale securities valued using matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, are classified as Level 2. Investments valued using a discounted cash flow model are classified as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateral dependent impaired loans and foreclosed real estate and repossessed assets are considered Level 3, as the fair value is based on an appraisal and the adjustments to comparable sales made by the appraiser are unobservable. Non collateral dependent loans are measured using a discounted cash flow technique and are also considered Level 3, as the inputs are the Bank's own assumptions. The fair value of mortgage-servicing rights is estimated using present value cash flow techniques. The most important assumptions used in the valuation of mortgage-servicing rights are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the servicing asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Assets measured at fair value at December 31, 2011 are summarized below:

	December 31, 2011
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,068	$-	$1,068
Government guaranteed mortgage-backed securities	-	14,763	-	14,763
Government guaranteed collateralized mortgage obligations	-	1,721	-	1,721
Private label collateralized mortgage obligations	-	255	-	255
Money market preferred stocks	-	-	7,244	7,244
Residential loans held for sale	-	2,993	-	2,993

Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$15,812	$15,812
Foreclosed real estate and other repossessed assets	-	-	873	873
Mortgage-servicing rights	-	-	726	726

Assets measured at fair value at December 31, 2010 are summarized below:

	December 31, 2010
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,087	$-	$1,087
Government guaranteed mortgage-backed securities	-	19,960	-	19,960
Government guaranteed collateralized mortgage obligations	-	2,300	-	2,300
Private label collateralized mortgage obligations	-	376	-	376
Money market preferred stocks	-	-	7,960	7,960
Residential loans held for sale	-	81	-	81

Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$8,788	$8,788
Foreclosed real estate	-	-	421	421
Mortgage-servicing rights	-	-	384	384

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans are carried at fair value. Collateral dependent loans are considered Level 2, as the fair value is based on an appraisal prepared using observable inputs. Non-collateral dependent loans are measured using a discounted cash flow technique and are considered to be Level 3 estimates.

The following table shows a reconciliation of the beginning and ending balances for Level 3 available-for-sale investment securities measured at fair value on a recurring basis at December 31, 2011 and 2010:

(In thousands)	2011	2010

Balance at beginning of the year	$7,960	$7,880
(Decrease) increase in fair value of securities included in accumulated other comprehensive income	(516)	80
Redemptions at par	(200)	-
Balance at end of the year	$7,244	$7,960

19. Subsequent Events

Subsequent to year end, effective January 17, 2012, the Bank and the OCC entered into a formal written agreement (the “Agreement”). The Agreement relates to the findings of the OCC following its regularly scheduled examination of the Bank that began in the third quarter of 2011. The Agreement does not affect the Bank’s current status as “well capitalized” under applicable regulatory capital guidelines.

The Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain operational areas of the Bank. The Agreement also requires the Bank to file prior written notice with the OCC before appointing an individual to serve as a senior executive officer or as a director of the Bank.

The Agreement restricts the Bank from declaring or paying any dividends or other capital distributions to the Company without receiving prior written approval of the OCC. This provision of the Agreement relates to upstream, intercompany dividends or other capital distributions from the Bank to the Company. The Agreement also restricts the Bank from entering into, renewing, extending or revising any contractual arrangement relating to compensation or benefits for any senior executive officer of the Bank, unless the Bank first provides the OCC with prior written notice of the proposed transaction.

The Agreement and each of its provisions will remain in effect unless and until the provisions are amended in writing by mutual consent of the Bank and the OCC or excepted, waived, or terminated in writing by the OCC.

The Company establishes an accrued liability for litigation or regulatory matters in the periods when those matters arise, and the resulting loss contingency is both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued.

During the quarter ending March 31, 2012, the Bank identified a potential regulatory matter during a routine, internal compliance review. The matter relates to the possible underpayment of interest on certain certificates of deposit renewals potentially dating back to 2007, attributable to the renewal of these accounts at rates lower than special rates being offered at the time of the renewals. The bank is consulting with its primary federal regulator to determine the scope and extent of the matter. The Bank is currently in the process of calculating the amount of the underpayment, which is contingent on identifying the exact certificate of deposit accounts that may have been affected. Because identification of the specific account classes has not been completed at this time, the Company is only able to estimate the amount of the underpayment, which may range from $750,000 to $850,000. The Company expects to record a deposit-related charge of $800,000 during the quarter ending March 31, 2012, and expects to complete its determination during the quarter ending June 30, 2012.

Based on current knowledge, management does not believe that the loss contingency will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, the final amount, when determined, may be material to the Company’s results of operations or cash flows for the particular reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Selected Quarterly Consolidated Financial Information (Unaudited)

The following tables present quarterly consolidated information for the Company for 2011 and 2010.

	For the Year Ended December 31, 2011
	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$6,607	$6,933	$6,863	$6,762
Interest expense	1,691	1,921	2,282	2,358
Net interest income	4,916	5,012	4,581	4,404
Provision for loan losses	911	1,195	1,040	438
Net interest income after provision for loan losses	4,005	3,817	3,541	3,966
Noninterest income	1,331	1,792	1,062	837
Noninterest expense	4,370	4,500	3,886	4,251
Income before provision for income tax	966	1,109	717	552
Provision for income tax	410	362	212	156
Net income	$556	$747	$505	$396
Earnings per share - basic and diluted	$0.08	$0.12	$0.07	$0.06

	For the Year Ended December 31, 2010
	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$6,999	$7,211	$7,185	$7,143
Interest expense	2,509	2,584	2,571	2,615
Net interest income	4,490	4,627	4,614	4,528
Provision for loan losses	1,197	993	361	809
Net interest income after provision for loan losses	3,293	3,634	4,253	3,719
Noninterest income	1,289	769	659	571
Noninterest expense	4,358	3,776	3,919	3,854
Income before provision for income tax	224	627	993	436
(Benefit) provision for income tax	(29)	423	313	122
Net income	$253	$204	$680	$314
Earnings per share - basic and diluted	$0.03	$0.03	$0.10	$0.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Parent Company Only Financial Statements

The following financial statements are for the Company (Naugatuck Valley Financial Corporation) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statements of Financial Condition

	December 31,
(In thousands)	2011	2010
ASSETS
Cash on deposit with Naugatuck Valley Savings and Loan	$12,002	$1,715
Investment in subsidiary, Naugatuck Valley Savings and Loan	67,962	45,867
Investment securities	1,066	1,245
Loan to ESOP	3,696	1,984
Deferred income taxes	-	-
Other assets	83	1,479
Total assets	$84,809	$52,290
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$1,933	$30
Stockholders' equity	82,876	52,260
Total liabilities and stockholders' equity	$84,809	$52,290

Statements of Income

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Interest income	$152	$141	$181
Other income	-	-	-
Total income	152	141	181

Other expense	381	1,037	577

Loss before income tax and equity in undistributed net income of subsidiary	(229)	(896)	(396)
Income tax benefit	(78)	(54)	(134)

Loss before equity in undistributed net income of subsidiary	(151)	(842)	(262)
Equity in undistributed net income of subsidiary	2,355	2,293	2,255

Net income	$2,204	$1,451	$1,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash flows

	For the Years Ended December 31,
(In thousands)	2011	2010	2009

Net cash provided (used) by operating activities	$1,234	$(1,046)	$61

Cash flows from investing activities
Investment in subsidiary	(20,312)	-	-
Paydowns and maturities of available-for-sale securities	180	382	689
Loan to ESOP	(2,003)	-	-
Principal payments received from ESOP	291	180	172
Net cash (used) provided by investing activities	(21,844)	562	861
Cash flows from financing activities
Proceeds from issuance of common stock	33,379	-	-
Cost of issuance of common stock	(2,120)	-	-
Common stock repurchased	(2)	(41)	(25)
Cash dividends to common shareholders	(614)	(317)	(447)
Release of ESOP shares	254	123	112
Net cash provided (used) by financing activities	30,897	(235)	(360)

Increase (decrease) in cash and cash equivalents	10,287	(719)	562
Cash and cash equivalents at beginning of year	1,715	2,434	1,872

Cash and cash equivalents at end of year	$12,002	$1,715	$2,434

