Form 10-K/A
period 2011-12-31
Naugatuck Valley Financial Corp
filed 2012-05-14
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K/A.

Explanatory Note

This Annual Report on Form 10-K/A contains the restated audited consolidated financial statements as of December 31, 2011, together with related disclosures. The restated financial statements and related disclosures reflect the recordation of an additional provision for loan losses of $709,000 (before tax) during the quarter ended December 31, 2011 and the establishment, at December 31, 2011, of a $143,000 contingency reserve for possible losses on unfunded commitments and contingencies as previously reported in the Current Report on Form 8-K filed on April 27, 2012.

See Note 1 to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K/A for additional information.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Naugatuck Valley Financial operates, as well as nationwide, Naugatuck Valley Financial’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K/A under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as may be required by applicable law or regulation, Naugatuck Valley Financial assumes no obligation to update any forward-looking statements.

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

Available Information

Naugatuck Valley Financial’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.nvsl.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Information on our website shall not be considered a part of this Form 10-K/A.

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

Loan Portfolio	Policy Limit	Percentage at December 31, 2011
Construction	100%	41.4%
Commercial real estate (1)	300	218.8
Commercial business	75	50.1

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

Commercial Business Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area. We offer a variety of commercial lending products. These loans are typically secured, primarily by business assets. These loans are originated with maximum loan-to-value ratios of 75% of the value of the business assets. We originate one- to ten-year term loans for the acquisition of equipment or business expansion, lines of credit for seasonal financing needs and demand loans for short term financing needs with specific repayment sources. Commercial business loans are generally written at variable rates which use the prime rate as published in The Wall Street Journal as an index and, depending on the qualifications of the borrower, a zero to 3.0% margin is added. These rates will change when and as the index rate changes without caps. Fixed-rate loans are written at market rates determined at the time the loan is granted and are based on the length of the term and the qualifications of the borrower. Our largest commercial business loan relationship at December 31, 2011 was a loan in the amount of $3.5 million of which $1.5 million was outstanding and performing according to the original terms at December 31, 2011. This is a warehouse line of credit secured by mortgage notes.

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

For one- to four-family loans and owner occupied residential construction loans, two members of the mortgage loan committee, one of which must be a vice president or above, may approve loans up to $417,000 and a majority of the members of the Board loan committee must approve loans over $417,000. For unsecured commercial business loans, a majority of the members of the Board must approve loans over $500,000 and two members of the board of directors loan committee must approve loans over $250,000 and up to $500,000. Unsecured business loans of $250,000 or less must be approved by two members of the officers’ loan committee. Loans of $100,000 or less which are unsecured can be approved by one member of the officers’ loan committee and later presented to the officers’ loan committee for ratification. For secured commercial loans and commercial construction loans, a majority of the members of the Board must approve loans over $1.5 million and two members of the board of directors loan committee must approve loans over $750,000 and up to $1.5 million. Loans of $500,001 to $750,000 secured by real estate, where the loan to value ratio is 70% (non-owner occupied) or 75% (owner occupied) or less supported by a conforming appraisal, can be approved by the officers’ loan committee. Loans of $500,000 or less secured by real estate where the loan-to-value is 70% (non-owner occupied) or 75% (owner occupied) or less can be approved by two members of the officers’ loan committee and for $100,000 or less secured by real estate with an 70% (non-owner occupied) or 75% (owner occupied) loan-to-value one member of the officers’ loan committee can approve with a later ratification by the officers’ loan committee. Loans exceeding these loan to value ratios need approval by the next highest loan committee level. The board of directors must approve all consumer loans over $200,000. Various bank personnel have been delegated authority to approve smaller commercial loans and consumer loans.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and allowance for loan losses. At December 31, 2011, our regulatory limit on loans to one borrower was $11.4 million. At that date, our largest lending relationship was $7.0 million and consisted of one residential mortgage, two commercial real estate loans and one commercial unsecured line of credit all of which were performing according to the original repayment terms.

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

Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

Recently, we have emphasized and grown our multi-family and commercial real estate and commercial business lending. At December 31, 2011, $197.5 million, or 41.2%, of our loan portfolio consisted of multi-family and commercial real estate and commercial business loans, increases of 1.3% from $195.0 million at December 31, 2010 and 17.3% from $166.3 million at December 31, 2009. Multi-family and commercial real estate and commercial business loans have a higher risk of default and loss than owner-occupied single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrower. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers than single-family residential loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our non-performing assets have increased significantly and expose us to increased risk of loss, which may negatively affect our earnings.

Our non-performing assets have increased recently as a result of the recent economic recession. At December 31, 2011, we had total non-performing assets of $25.6 million, or 4.5% of total assets, an $7.3 million increase from December 31, 2010 and a $19.5 million increase from December 31, 2009. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Naugatuck Valley Savings and Loan. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At December 31, 2011, our allowance for loan losses amounted to $8.1 million, or 1.7% of total loans outstanding and 32.6% of nonperforming loans.

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

At December 31, 2011, our construction loan portfolio, commercial real estate and multi-family loan portfolio, and commercial business loan portfolio amounted to 40.8%, 220.5% and 50.2%, respectively, of our total risked-based capital at that date. These percentages are within the limits of the loan concentration policy that we have established for these types of higher risk loans. See “Item 1. Business – Lending Activities – General” for further information regarding the policy limits. We intend to maintain our construction loan, commercial real estate and multi-family loan, and commercial business loan portfolios, as a percentage of total risked-based capital, at approximately the same percentage levels as at December 31, 2011. Our regulators may instruct or advise us to reduce these concentration levels even further if they deem it warranted. Commercial loans generally have higher yields than residential mortgage loans because they are considered to have a higher risk of loss. Our controlled growth strategy, or any change in strategy that makes it more stringent, may have a negative effect on our earnings.

The unseasoned nature of our commercial and construction loan portfolio may expose us to increased lending risks.

Our multi-family and commercial real estate, commercial business and construction loan portfolio has increased $137.7 million, or 153.9%, from $89.5 million at December 31, 2006 to $227.2 million at December 31, 2011. Many of our multi-family, commercial real estate, commercial business and construction loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectibility. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial or construction loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

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

At December 31, 2011, $217.9 million, or 45.5%, of our loan portfolio consisted of one- to four-family residential mortgage loans, $32.2 million, or 6.7%, of our loan portfolio consisted of home equity loans and $160.9 million, or 33.6% of our loan portfolio consisted of multi-family and commercial real estate. We originate home equity lines of credit with maximum combined loan-to-value ratios of up to 75%. Recent declines in the housing market and the commercial real estate market have resulted in declines in real estate values in our market area. These declines in real estate values could cause some of our mortgage, home equity and multi-family and commercial real estate loans to be inadequately collateralized which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

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

Naugatuck Valley Savings entered into a formal written agreement with the Office of the Comptroller of the Currency on January 17, 2012. See “Business – General – Formal Regulatory Agreement” for further information. The formal written agreement and each of its provisions will remain in effect unless and until the provisions are amended in writing by mutual consent of Naugatuck Valley Savings and the Office of the Comptroller of the Currency or excepted, waived, or terminated in writing by the Office of the Comptroller of the Currency. If we fail to comply with the formal written agreement, the Office of the Comptroller of the Currency may pursue the assessment of civil money penalties against Naugatuck Valley Savings and its officers and directors and may seek to enforce the terms of the formal written agreement through court proceedings.

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

Location	Year Opened/ Acquired	Net Book Value at December 31, 2011	Square Footage	Owned/ Leased	Date of Lease Expiration
		(Dollars in thousands)
Main Office:
333 Church Street Naugatuck, CT 06770	1996	$2,298	23,000	Owned	—
Branches:
1009 New Haven Road Naugatuck, CT 06770	2001	1,151	3,300	Owned	—

127 South Main Street Beacon Falls, CT 06403	1997	256	960	Owned	—

49 Pershing Drive Derby, CT 06418	2003	35	1,950	Leased	2013(1)

249 West Street (2) Seymour, CT 06483	2002	2,264	9,500	Owned	—

504 Bridgeport Avenue Shelton, CT 06484	2004	352	3,000	Leased	2020(3)

1699 Highland Avenue, Cheshire, CT 06410	2006	—	3,000	Leased	2016(4)

450 Heritage Road, Suite 3C Southbury, CT 06488	2008	65	3,000	Leased	2018(5)

1570 Southford Road (6) Southbury, CT 06488	2006	1,766	4,823	Owned	—

1030 Hamilton Avenue Waterbury, CT 06706	2006	—	1,239	Leased	2016(7)

Other Properties:
1007 New Haven Road Naugatuck, CT 06770	1974	86	1,725	Leased	2014(8)

135 South Main Street (9) Beacon Falls, CT 06403	2003	159	N/A	Owned	—

(1)	We have an option to renew this lease for three additional five-year periods.
(2)	This branch occupies 3,500 square feet of this building and 1,465 square feet is utilized as a training facility for Naugatuck Valley Savings. The building also includes 4,535 square feet of rentable space which is currently leased until 2013. The tenant has an option to renew this lease for three additional five year periods.
(3)	We have an option to renew this lease for five additional five-year periods.
(4)	We have an option to renew this lease for two additional five-year periods.
(5)	We have an option to renew this lease for two additional five-year periods.
(6)	This branch occupies 3,383 square feet of this building. The building also includes 1,440 square feet of space that is utilized as office space to house our secondary market operations.
(7)	We have an option to renew this lease for three additional five-year periods.
(8)	Former branch site. We have an option to renew this lease for two additional ten-year periods. This property has been sublet under a sublease that expires in 2015.
(9)	This property is designated for future parking, additional access and possible future expansions of our Beacon Falls branch.

ITEM 3.	LEGAL PROCEEDINGS.

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

Naugatuck Valley Financial’s ability to pay dividends is dependent on dividends received from Naugatuck Valley Savings. For a discussion of restrictions on the payment of cash dividends by Naugatuck Valley Savings, see “Business—Regulation and Supervision—Regulation of Federal Savings Institutions—Limitation on Capital Distributions” in this Annual Report on Form 10-K/A and note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A.

Naugatuck Valley Financial did not repurchase any stock during the three months ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is derived in part from the audited consolidated financial statements that appear in this Annual Report on Form 10-K/A. The information at December 31, 2009, 2008 and 2007 and for the years ending December 31, 2008 and 2007 are derived in part from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K/A. For a discussion of the reason for material changes in the financial condition and results of operations at and for the years ended December 31, 2011 and 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At December 31,
(In thousands)	2011	2010	2009	2008	2007

Selected Financial Condition Data:
Total assets	$572,220	$568,253	$556,955	$535,386	$462,527
Securities held-to-maturity	25,292	15,334	1,451	—	1,190
Securities available-for-sale	25,051	31,683	37,623	63,844	65,264
Loans receivable, net	466,965	473,521	473,304	431,976	359,831
Cash and cash equivalents	18,069	14,263	12,146	8,247	8,370
Deposits	410,887	405,875	380,931	363,026	321,398
Borrowed funds	70,817	102,842	118,984	119,148	85,107
Total stockholders’ equity	82,314	52,260	50,308	45,589	50,457

	Year Ended December 31,
(In thousands, except per share data)	2011	2010	2009	2008	2007

Selected Operating Data:
Interest and dividend income	$27,165	$28,538	$28,291	$28,203	$25,030
Interest expense	8,252	10,279	12,537	13,904	13,174

Net interest income	18,913	18,259	15,754	14,299	11,856
Provision for loan losses	4,293	3,360	1,144	675	151

Net interest income after provision for loan losses	14,620	14,899	14,610	13,624	11,705
Noninterest income (loss)	5,022	3,288	2,742	(1,048)	2,354
Noninterest expense	17,150	15,907	14,541	13,454	12,422

Income (loss) before tax provision (benefit)	2,492	2,280	2,811	(878)	1,637
Income tax provision (benefit)	850	829	818	(566)	217

Net income (loss)	$1,642	$1,451	$1,993	$(312)	$1,420

Earnings (loss) per share, basic and diluted	$0.24	$0.21	$0.29	$(0.05)	$0.20

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Performance Ratios:
Return (loss) on average assets	0.28%	0.25%	0.37%	(0.06)%	0.33%
Return (loss) on average equity	2.40	2.79	4.10	(0.64)	2.77
Interest rate spread (1)	3.47	3.40	3.00	2.88	2.76
Net interest margin (2)	3.55	3.45	3.09	3.02	2.95
Noninterest expense to average assets	2.95	2.79	2.68	2.66	2.86
Efficiency ratio (3)	71.51	73.67	78.43	101.28	87.18
Dividend payout ratio (4)	50.00	23.48	24.25	N/M	45.10
Average interest-earning assets to average interest-bearing liabilities	105.28	102.65	103.77	104.46	105.65
Average equity to average assets	11.85	9.13	8.97	9.71	11.80

Capital Ratios:
Total capital to risk-weighted assets	17.08%	11.84%	11.10%	11.09%	12.88%
Tier 1 capital to risk-weighted assets	15.82	10.59	10.16	10.36	12.22
Tier 1 capital to adjusted total assets	11.79	8.03	7.76	7.58	8.81
Total equity to total assets	14.39	9.20	9.03	8.52	10.91

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.70%	1.33%	0.84%	0.66%	0.60%
Allowance for loan losses as a percent of nonperforming loans	32.63	35.74	66.60	107.13	222.99
Net charge-offs (recoveries) to average loans outstanding during the period	0.55	0.20	—	(0.01)	0.02
Nonperforming loans as a percent of total loans	5.20	3.73	1.26	0.62	0.27
Nonperforming assets as a percent of total assets	4.47	3.22	1.10	0.50	0.21

Other Data:
Number of:
Deposit accounts	30,664	31,167	30,712	30,721	29,489
Full service customer service facilities	10	10	10	10	9

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense (less intangible amortization) divided by the sum of net interest income and noninterest income.
(4)	Represents dividends declared (excluding waived dividends) divided by net income. The ratio is not meaningful for the 2008 period due to the net loss for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. We engage an independent review of our commercial loan portfolio at least annually and adjust our loan ratings based in part upon this review. In addition, our banking regulator as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. See notes 4 and 6 of the notes to the Naugatuck Valley Financial financial statements included in this Annual Report on Form 10-K/A.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed periodically as regulatory and business factors change. See notes 4 and 13 of the notes to the financial statements in this Annual Report on Form 10-K/A.

Fair Value of Financial Instruments. We use fair value measurements to record certain assets at fair value on a recurring basis, primarily related to the carrying amounts for available-for-sale investment securities. Additionally, we may be required to record at fair value other assets, such as foreclosed real estate, on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-down of individual assets. Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect the possible tax ramifications or estimated transaction costs. See notes 4, 5 and 18 of the notes to the Naugatuck Valley Financial financial statements in this Annual Report on Form 10-K/A.

Balance Sheet

Loans. Our principal lending activity is the origination of loans secured by real estate primarily located in our market area. We originate real estate loans, secured by one- to four-family residential homes and multi-family and commercial real estate, and construction loans. At December 31, 2011, real estate loans totaled $408.5 million, or 85.3% of total loans, compared to $410.4 million, or 85.3% of total loans, at December 31, 2010. Real estate loans remained stable reflecting growth in our multi-family and commercial real estate portfolio offset by the sale of one- to four-family fixed-rate mortgages in the secondary market.

The largest segment of our real estate loan portfolio is one- to four-family residential loans. At December 31, 2011, these loans totaled $217.9 million and represented 53.3% of real estate loans and 45.5% of total loans, compared to $219.3 million, which represented 53.4% of real estate loans and 45.6% of total loans, at December 31, 2010. One- to four-family residential loans decreased $1.4 million, or 0.6% from December 31, 2010 to December 31, 2011. The decrease in the 2011 period reflects the effect the sale of the majority of our one- to four-family fixed-rate mortgages in the secondary market.

Multi-family and commercial real estate loans are the second largest segment of our real estate loan portfolio. These loans were $160.9 million, which represented 39.4% of real estate loans and 33.6% of total loans, at December 31, 2011 compared to $160.2 million, which represented 39.0% of real estate loans and 33.3% of total loans, at December 31, 2010. Multi-family and commercial real estate loans remained flat as new production is replacing amortization and payoffs of existing loans.

We also originate construction loans secured by residential and commercial real estate. These loans were $29.7 million and represented 7.3% of real estate loans and 6.2% of total loans at December 31, 2011 compared to $30.9 million, which represented 7.5% of real estate loans and 6.4% of total loans, at December 31, 2010. Construction loans have also remained essentially flat, primarily due to decreased loan demand for construction loans in this difficult economy. Additionally, a portion of these loans converted to permanent loans at the end of the construction period.

We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable and letters of credit. Commercial business loans totaled $36.6 million, or 7.7% of total loans, at December 31, 2011, compared to $34.7 million, or 7.2% of total loans, at December 31, 2010.

We also originate a variety of consumer loans, including second mortgage loans, home equity lines of credit and loans secured by savings accounts and automobiles. Consumer loans totaled $33.7 million, or 7.0% of total loans, at December 31, 2011, compared to $36.2 million, or 7.5% of total loans, at December 31, 2010.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Real estate loans:
One-to four-family	$217,893	45.50%	$219,286	45.56%	$229,693	47.74%
Construction	29,734	6.21	30,921	6.42	46,298	9.62
Multi-family and commercial real estate	160,858	33.59	160,235	33.29	134,931	28.05

Total real estate loans	408,485	85.30	410,442	85.27	410,922	85.41

Commercial business loans	36,645	7.65	34,742	7.22	31,325	6.51
Consumer loans:
Home equity	32,157	6.72	34,807	7.23	37,276	7.75
Savings accounts	847	0.18	956	0.20	1,113	0.23
Personal	197	0.04	236	0.05	256	0.05
Automobile	509	0.11	168	0.03	230	0.05

Total consumer loans	33,710	7.05	36,167	7.51	38,875	8.08

Total loans	478,840	100.00%	481,351	100.00%	481,122	100.00%

Less:
Allowance for loan losses	8,053		6,393		3,996
Undisbursed construction loans	3,489		1,034		3,336
Deferred loan origination fees	333		403		486

Loans receivable, net	$466,965		$473,521		$473,304

	At December 31,
	2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent

Real estate loans:
One-to four-family	$216,201	49.51%	$193,787	53.24%
Construction	50,596	11.59	41,041	11.27
Multi-family and commercial real estate	106,028	24.28	70,051	19.25

Total real estate loans	372,825	85.38	304,879	83.76

Commercial business loans	22,567	5.17	16,690	4.59
Consumer loans:
Home equity	39,655	9.08	40,517	11.13
Savings accounts	1,093	0.25	1,272	0.35
Personal	262	0.06	302	0.08
Automobile	271	0.06	327	0.09

Total consumer loans	41,281	9.45	42,418	11.65

Total loans	436,673	100.00%	363,987	100.00%

Less:
Allowance for loan losses	2,869		2,163
Undisbursed construction loans	1,299		1,532
Deferred loan origination fees	529		461

Loans receivable, net	$431,976		$359,831

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

	At December 31, 2011
(In thousands)	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans

One year or less	$58,788	$23,408	$22,640	$104,836
More than one year to five years	111,487	10,289	3,321	125,097
More than five years	238,210	2,948	7,749	248,907

Total	$408,485	$36,645	$33,710	$478,840

The following table sets forth the dollar amount of all loans at December 31, 2011 that are due after December 31, 2012, and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, nonperforming loans and deferred loan fees, net.

	At December 31, 2011 and Due After December 31, 2012
(In thousands)	Fixed-Rates	Floating or Adjustable- Rates	Total

Real estate loans:
One- to four-family	$197,248	$65,037	$262,285
Construction	6,980	532	7,512
Multi-family and commercial	8,791	71,111	79,902
Commercial business loans	8,301	4,936	13,237
Consumer loans	10,959	109	11,068

Total	$232,279	$141,725	$374,004

The following table shows loan origination activity during the periods indicated.

	Year Ended December 31,
(In thousands)	2011	2010	2009

Total loans at beginning of period	$481,351	$481,122	$436,673
Loans originated:
Real estate loans:
One- to four-family	91,480	67,131	48,387
Construction	15,882	11,483	24,518
Multi-family and commercial	15,792	29,362	24,547
Commercial business loans	63,452	20,066	21,598
Consumer loans	9,528	13,377	13,726

Total loans originated	196,134	141,419	132,776
Deduct:
Real estate loan principal repayments	(59,920)	(71,559)	(59,355)
Loan sales	(64,469)	(36,897)	—
Other reductions	(74,256)	(32,734)	(28,972)

Net loan activity	(2,511)	229	44,449

Total loans at end of period	$478,840	$481,351	$481,122

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

The following table sets forth the amortized costs and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
U.S. Government and agency obligations	$1,014	$1,068	$1,022	$1,087	$1,529	$1,583
Government guaranteed mortgage-backed securities	13,919	14,763	19,093	19,960	23,561	24,500
Government guaranteed collateralized mortgage obligations	1,711	1,721	2,272	2,300	2,562	2,572
Private label collateralized mortgage obligations	352	255	434	376	529	428
Money market preferred obligations	8,000	7,244	8,200	7,960	8,200	7,880
Corporate obligations	—	—	—	—	1,000	660

Held-to-maturity securities:
US Government and agency obligations	—	—	—	—	1,451	1,475
Government guaranteed mortgage-backed securities	25,292	25,670	15,334	15,104	—	—

Total	$50,288	$50,721	$46,355	$46,787	$38,832	$39,098

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

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government and agency obligations	$—	—	$1,068	4.38%	$—	—	$—	—	$1,068	4.38%
Government guaranteed mortgage-backed securities	—	—	—	—	—	—	14,763	4.26%	14,763	4.26%
Government guaranteed collateralized mortgage obligations	—	—	—	—	—	—	1,721	3.78%	1,721	3.78%
Private label collateralized mortgage obligations	—	—	—	—	—	—	255	2.70%	255	2.70%
Money market preferred obligations	7,244	4.39%	—	—	—	—	—	—	7,244	4.39%
Total	7,244	4.39%	$1,068	4.38%	—	—	$16,739	4.18%	$25,051	4.25%
Held to maturity securities:
Government guaranteed mortgage-backed securities	—	—	—	—	—	—	25,292	3.37%	25,292	3.37%
Total held-to-maturity	—	—	—	—	—	—	25,292	3.37%	25,292	3.37%
Total	$7,244	4.39%	$1,068	4.38%	$—	—	$42,031	3.69%	$50,343	3.81%

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

Stockholders’ Equity. Total stockholders’ equity increased by $30.0 million, or 57.4%, to $82.3 million at December 31, 2011 from $52.3 million at December 31, 2010. Total equity increased by $2.0 million, or 3.9%, to $52.3 million at December 31, 2010 from $50.3 million at December 31, 2009. The increase in stockholders’ equity for the year ended December 31, 2011 was primarily due to net stock offering proceeds of $31.2 million. Our average equity to average assets ratio was 11.85% at December 31, 2011, compared to 9.13% at December 31, 2010. Repurchased shares in 2011 relate to tax withholding obligations for restricted stock vestings. Repurchased shares are held as treasury stock. Shares held in treasury stock at the time of conversion were cancelled upon completion of the conversion.

Comparison of Operating Results for the Years Ended December 31, 2011, 2010 and 2009

Overview.

(Dollars in thousands)	2011	2010	2009

Net income	$1,642	$1,451	$1,993
Return on average assets	0.28%	0.25%	0.37%
Return on average equity	2.40%	2.79%	4.10%

Net income for the year ended December 31, 2011 increased $191,000 from net income in 2010. The increase was primarily due to a $1.7 million increase in noninterest income. The largest increase was experienced in mortgage banking income. Additionally, $655,000 representing a partial recovery with respect to Fannie Mae auction rate pass-through certificates on which an other-than-temporary impairment charge was recorded in the third quarter of 2008, is included in noninterest income for this period. These increases were partially offset by increases in provision for loan losses and noninterest expense, primarily in compensation expenses.

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

	Year Ended December 31, 2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans	$479,276	$25,526	5.33%
Fed Funds sold	2,065	1	0.05
Investment securities	44,917	1,619	3.60
Federal Home Loan Bank stock	6,252	19	0.30
Total interest-earning assets	532,510	27,165	5.10
Noninterest-earning assets	44,448	—	—
Total assets	$576,958	$27,165	—

Interest-bearing liabilities:
Certificate accounts	$222,948	$5,312	2.38
Regular savings accounts and escrow	97,391	496	0.51
Checking and NOW accounts	64,685	45	0.07
Money market savings accounts	28,317	167	0.59
Total interest-bearing deposits	413,341	6,020	1.46
FHLB advances	80,458	2,156	2.68
Other borrowings	12,002	76	0.63
Total interest-bearing liabilities	505,801	8,252	1.63
Noninterest-bearing liabilities	2,790
Total liabilities	508,591
Stockholders’ equity	68,367
Total liabilities and stockholders’ equity	$576,958
Net interest income		$18,913
Interest rate spread			3.47%
Net interest margin			3.55%
Average interest-earning assets to average interest-bearing liabilities			105.28%

	Years Ended December 31,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans	$479,093	$26,820	5.60%	$448,131	$25,954	5.79%
Fed Funds sold	3,251	3	0.09	5,444	5	0.09
Investment securities	41,023	1,715	4.18	50,025	2,332	4.66
Federal Home Loan Bank stock	6,252	—	—	6,252	—	—
Total interest-earning assets	529,619	28,538	5.39	509,852	28,291	5.55
Noninterest-earning assets	40,539	—	—	32,484	—	—
Total assets	$570,148	$28,538	—	$542,336	$28,291	—

Interest-bearing liabilities:
Certificate accounts	$238,451	$6,617	2.77	$237,850	$7,741	3.25
Regular savings accounts and escrow	75,595	413	0.55	60,825	390	0.64
Checking and NOW accounts	57,282	45	0.08	53,258	45	0.08
Money market savings accounts	26,596	222	0.83	25,790	301	1.17
Total interest-bearing deposits	397,924	7,297	1.83	377,723	8,477	2.24
FHLB advances	105,863	2,871	2.71	104,268	3,931	3.77
Other borrowings	12,182	111	0.91	9,316	129	1.38
Total interest-bearing liabilities	515,969	10,279	1.99	491,307	12,537	2.55
Noninterest-bearing liabilities	2,137			2,391
Total liabilities	518,106			493,698
Stockholders’ equity	52,052			48,638
Total liabilities and stockholders’ equity	$570,158			$542,336
Net interest income		$18,259			$15,754
Interest rate spread			3.40%			3.00%
Net interest margin			3.45%			3.09%
Average interest-earning assets to average interest-bearing liabilities			102.65%			103.77%

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

Provision for Loan Losses. During the year ended December 31, 2011, a $4.3 million provision was made to the allowance for loan losses. The provision was related to net loan charge offs totaling $2.6 million, as a result of increased non-performing and classified loans, as well as continuing adverse economic conditions.

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

Noninterest Expense. The following table shows the components of noninterest expense for 2011, 2010 and 2009.

(In thousands)	2011	2010	2009

Compensation, taxes and benefits	$10,059	$8,379	$7,692
Office occupancy	2,297	2,348	2,151
FDIC insurance premiums	634	681	946
Professional fees	609	461	433
Computer processing	570	926	916
Directors compensation	505	565	560
Advertising	417	344	330
Loss on foreclosed real estate, net	278	107	36
Office supplies	227	211	207
Public company expenses	84	87	78
Costs related to terminated merger	—	782	241
Other expenses (1)	1,470	1,016	951

Total	$17,150	$15,907	$14,541

(1)	Other expenses for all periods include, among other items, insurance, postage and expenses related to checking accounts.

Noninterest expense was $17.1 million for the year ended December 31, 2011, compared to $15.9 million for 2010. The increases were the result of increases in compensation, professional fees, loss on foreclosed real estate, advertising and office supplies. The 2011 period also includes the establishment of a $143,000 reserve related to possible losses on unfunded commitments and contingencies. These increases were partially offset by decreases in office occupancy, FDIC insurance premiums and computer processing. The increases in compensation costs in the 2011 period are primarily related to the additional staff hired for the operation of our expanded secondary mortgage market. The decrease in computer processing expenses during 2011 was due to one-time credits received in conjunction with the renewal of the contract with our core processor.

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

Income Taxes. The effective tax rate for 2011 was 34.1%, compared with 36.4% for 2010, and 29.1% for 2009. During 2010, the ability to carry forward the unused portion of the deduction relating to our contribution made to our charitable foundation in 2004 expired. See note 13 to the Naugatuck Valley Financial financial statements in this Annual Report on Form 10-K/A.

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

Management informs the board of directors on a monthly basis of the amount of loans delinquent more than 30 days. Management also provides detailed reporting of loans greater than 90 days delinquent, all loans in foreclosure and all foreclosed and repossessed property that we own. The Board of Director’s Asset Quality Review Committee also meets on a monthly basis to review delinquent loans and monitor management’s progress with loan workout and exit strategies.

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

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Nonaccrual loans:
One- to four-family	$1,682	$2,365	$1,352	$1,100	$422
Construction	8,926	1,931	1,250	370	—
Multi-family and commercial real estate	4,041	5,136	2,114	1,001	356
Commercial business	1,243	1,276	452	142	144
Consumer	295	419	358	65	48

Total	16,187	11,127	5,526	2,678	970
Troubled debt restructurings (nonaccrual)	8,494	6,761	474	—	—

Total nonperforming loans	24,681	17,888	6,000	2,678	970
Foreclosed real estate and other repossessed assets	873	421	140	—	—

Total nonperforming assets	$25,554	$18,309	$6,140	$2,678	$970

Total nonperforming loans to total loans	5.20%	3.73%	1.26%	0.62%	0.27%
Total nonperforming loans to total assets	4.31%	3.15%	1.08%	0.50%	0.21%
Total nonperforming assets to total assets	4.47%	3.22%	1.10%	0.50%	0.21%

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

From December 31, 2009 to December 31, 2011, we modified 19 residential mortgage loans, with aggregate outstanding balances of $4.4 million, either by a reduction of the interest rates, an extension of the terms, and/or interest only payments. As of December 31, 2011, we had 19 modified residential mortgage loans, eight of which, aggregating $2.3 million, were 30 days or more past due and the remaining were current.

From December 31, 2009 to December 31, 2011, we modified 18 commercial loans and commercial real estate loans, with aggregate outstanding balances of $9.6 million, either by an extension of the term, reduction of the interest rate, temporary interest only period, and/or changes of the payment schedule to principal and interest. As of December 31, 2011, we had 18 modified commercial loans, six of which, aggregating $3.7 million, were 30 or more days past due and the remaining were current.

Nonperforming assets totaled $25.6 million, or 4.47% of total assets, at December 31, 2011, which was an increase of approximately $7.3 million, or 39.9%, from December 31, 2010. Nonaccrual loans accounted for 96.6% of the total nonperforming assets at December 31, 2011. Nonperforming assets totaled $18.3 million, or 3.2% of total assets, at December 31, 2010, which was an increase of approximately $12.2 million, or 198.2%, from December 31, 2009. Nonaccrual loans accounted for 97.7% of the total nonperforming assets at December 31, 2010.

The following table provides information with respect to the activity within our nonperforming loans for the years ended December 31, 2011 and 2010.

Nonperforming Loans

(In thousands)

Balance at December 31, 2009		$6,000

Additions to nonperforming loans:
One- to four-family	$3,039
Multi-family and commercial real estate	9,049
Commercial business loans	1,610
Home Equity	507
Total additions		14,205

Removed from nonperforming loans:
Loans brought current	(756)
Paid in full	(1,326)
Foreclosure	(119)
Charged off	(118)
Total removed		(2,319)

Other balance charges		2

Balance at December 31, 2010		17,888

Additions to nonperforming loans:
One- to four-family	$1,465
Multi-family and commercial real estate	9,867
Commercial business loans	2,043
Home equity	127
Total additions		13,502

Removed from nonperforming loans:
Loans brought current	(2,151)
Paid in full	(1,669)
Foreclosure	(876)
Charged off	(2,154)
Total removed		(6,850)

Other balance charges		141

Balance at December 31, 2011		$24,681

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
(In thousands)	2011	2010	2009

Special mention assets	$24,756	$28,593	$43,539
Substandard assets	36,094	33,377	16,890
Doubtful assets	1,429	111	37
Loss assets	—	—	—

Total classified assets	$62,279	$62,081	$60,466

Special mention assets at December 31, 2011, December 31, 2010 and December 31, 2009, each included loans in the amount of $397,000, $503,000 and $70,000, respectively, which were nonaccrual. Substandard assets at December 31, 2011, December 31, 2010 and December 31, 2009 included nonaccrual loans of $22.6 million, $14.8 million and $5.8 million, respectively. Doubtful assets at December 31, 2011, December 31, 2010 and December 31, 2009 included nonaccrual loans of $1.3 million, $111,000 and $9,000, respectively. The increase in loans classified as special mention in the 2010 and 2009 periods was due in part to the timeliness of the borrower’s financial information and general economic conditions.

Delinquencies. The following table provides information about delinquencies in our loan portfolios at the dates indicated.

	At December 31,
	2011		2010		2009
(In thousands)	31-6 Days Past Due	61-90 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	31-60 Days Past Due	61-90 Days Past Due

One- to four-family	$1,378	$214	$1,745	$18	$2,634	$328
Construction	270	—	2,707	—	279	531
Multi-family and commercial real estate	654	250	1,686	258	968	2,182
Commercial business	396	—	60	115	373	25
Consumer loans	467	37	470	100	364	162

Total	$3,165	$501	$6,668	$491	$4,618	$3,228

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

Our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. The examination may require us to make additional provision for loan losses based on judgments different from ours. The Bank also engages an independent consultant to review the methodology, analysis and adequacy of the allowance for loan and lease losses. However, the consultant does not recommend a dollar level of the allowance. In addition, the consultant reviews our commercial loan portfolio and makes loan classification recommendations based on their review as to the specific credits in the portfolio.

At December 31, 2011, our allowance for loan losses represented 1.70% of total gross loans and 32.63% of nonperforming loans compared to 1.33% of total gross loans and 35.74% of nonperforming loans at December 31, 2010. The allowance for loan losses increased $1.7 million from $6.4 million at December 31, 2010 to $8.1 million at December 31, 2011. The increase in the allowance was largely the result of a $4.3 million provision for loan losses made during 2011, partially offset by charge-offs of $2.6 million during the period. The provision was based primarily on the increase in the level of nonperforming assets during 2011. Total nonperforming assets increased from $18.3 million at December 31, 2010, to $25.6 million at December 31, 2011. The increase was primarily in the construction loan portfolio and troubled debt restructurings.

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

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Allowance at beginning of period	$6,393	$3,996	$2,869	$2,163	$2,071
Provision for loan losses	4,293	3,360	1,144	675	151
Less: Charge offs:
Real estate loans	1,850	197	—	—	46
Commercial business loans	516	754	12	—	5
Consumer loans	271	27	6	7	10

Total charge-offs	2,637	978	18	7	61

Plus: Recoveries:
Real estate loans	—	—	—	38	1
Commercial business loans	3	15	—	—	—
Consumer loans	1	—	1	—	1

Total recoveries	4	15	1	38	2

Net charge-offs (recoveries)	2,633	963	17	(31)	59

Allowance at end of period	$8,053	$6,393	$3,996	$2,869	$2,163

Allowance to nonperforming loans	32.63%	35.74%	66.60%	107.13%	222.99%
Allowance to total loans outstanding at the end of the period	1.70%	1.33%	0.84%	0.66%	0.60%
Net charge-offs (recoveries) to average loans outstanding during the period	0.55%	0.20%	—%	(0.01)%	0.02%

Net charge-offs increased in 2011 due to the charge-off of 16 commercial loans ($2.1 million), four residential mortgage loans ($218,000) and seven consumer loans ($271,000).

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One- to four-family	$1,745	21.67%	45.41%	$1,585	24.79%	45.56%
Construction	1,327	16.47	6.35	600	9.39	6.42
Multi-family and commercial real estate	3,745	46.50	33.53	2,714	42.45	33.29
Commercial business	754	9.36	7.68	884	13.83	7.22
Consumer loans	482	6.00	7.03	610	9.54	7.51

Total allowance for loan losses	$8,053	100.00%	100.00%	$6,393	100.00%	100.00%

	At December 31,
	2009			2008
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One- to four-family	$1,044	26.13%	47.74%	$762	26.56%	49.51%
Construction	632	15.81	9.62	621	21.65	11.59
Multi-family and commercial real estate	1,489	37.26	28.05	903	31.47	24.28
Commercial business	481	12.04	6.51	251	8.75	5.17
Consumer loans	350	8.76	8.08	332	11.57	9.45

Total allowance for loan losses	$3,996	100.00%	100.00%	$2,869	100.00%	100.00%

	2007
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One- to four-family	$661	30.56%	53.24%
Construction	473	21.87	11.27
Multi-family and commercial real estate	495	22.88	19.25
Commercial business	185	8.55	4.59
Consumer loans	349	16.14	11.65

Total allowance for loan losses	$2,163	100.00%	100.00%

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

	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
(Dollars in thousands)
+300 bp	$77,962	$(6,548)	(8)%	13.43%	(0.66)%
+200	84,212	(298)	0	14.25	0.16
+100	86,598	2,088	2	14.49	0.40
+50	85,728	1,218	1	14.32	0.23
0	84,510	—	—	14.09	—
-50	81,696	(2,814)	(3)	13.63	(0.46)
-100	80,705	(3,805)	(5)	13.47	(0.62)

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
(In thousands)	2011	2010
Investing activities:
Loan originations	$196,134	$141,419
Other decreases in loans	198,645	138,014
Security purchases	13,147	23,941
Security sales	1,375	7,775
Security maturities, calls and principal repayments	5,563	7,548
Financing activities:
Proceeds from common stock offering, net of costs	31,331	—
Purchase of shares by ESOP pursuant to reorganization	2,003	—
Increases in deposits	5,012	24,943
Net decrease in FHLB advances	(31,629)	(16,648)
Increase (decrease) in other borrowings	(396)	506
Purchase of treasury stock	2	44

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and “—Regulatory Capital Compliance” and the notes to the consolidated financial statements included in this Annual Report on Form 10-K/A.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, amounts due mortgagors on construction loans, amounts due on commercial loans, commercial letters of credit and commitments to sell loans. See note 17 of the notes to the financial statements in this Annual Report on Form 10-K/A.

For the years ended December 31, 2011 and 2010, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

The information required by this item is included in note 4 to the consolidated financial statements for Naugatuck Valley Financial included in this Annual Report on Form 10-K/A.

Effect of Inflation and Changing Prices

We have prepared the financial statements and related financial data presented in this Annual Report on Form 10-K/A in accordance with generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated herein by reference to part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The information regarding this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

Executive Officers

For information relating to officers of Naugatuck Valley Financial, the section captioned “Item 1—Election of Directors” in the Proxy Statement, and Part I, Item 1, “Business—Executive Officers of the Registrant” in this Annual Report on Form 10-K/A, are incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

Naugatuck Valley Financial has adopted a Code of Ethics and Business Conduct, a copy of which can be filed as an exhibit to this Form 10-K/A.

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

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	314,257	$11.16	60,613

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	314,257	$11.16	60,613

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation (2)
4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Employment Agreement with John C. Roman (4)*
10.2	Naugatuck Valley Savings Change in Control Agreement with Dominic J. Alegi, Jr. (5) *
10.3	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Deferred Compensation Plan for Directors (6)*
10.4	Form of Naugatuck Valley Savings Employee Severance Compensation Plan (7)*
10.5	Naugatuck Valley Savings Death Benefit Agreement with John C. Roman, as amended (8)*
10.6	Naugatuck Valley Savings Death Benefit Agreement with Dominic J. Alegi, Jr. (9)*
10.7	Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (10)*
10.8	Naugatuck Valley Savings Change in Control Agreement with Mark S. Graveline (11)*
10.9	Naugatuck Valley Savings Death Benefit Agreement with Lee R. Schlesinger (12)*
10.10	Agreement by and between Naugatuck Valley Savings and Loan and the Comptroller of the Currency, dated January 17, 2012 (13)
14.0	Code of Ethics and Business Conduct (14)
21.0	List of Subsidiaries
23.0	Consent of Whittlesey & Hadley, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0**	The following materials from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*Management contract or compensation plan arrangement

** Furnished, not filed.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-50876) Annual Report on Form 10-K, for the fiscal year ended December 31, 2007, filed on March 28, 2008.
(5)	Incorporated herein by reference to Exhibit 10.2 to the Naugatuck Valley Financial Corporation (File No. 000-50876) Annual Report on Form 10-K, for the fiscal year ended December 31, 2007, filed on March 28, 2008.

(6)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-50876) Quarterly Report on Form 10-Q for the three months ended March 31, 2007, filed on May 15, 2007.
(7)	Incorporated herein by reference to Exhibit 10.8 to the Naugatuck Valley Financial Corporation (File No. 333-116627) Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(8)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(9)	Incorporated herein by reference to Exhibit 10.10 to the Naugatuck Valley Financial Corporation (File No. 333-116627) Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(10)	Incorporated herein by reference to Appendix C to the Naugatuck Valley Financial Corporation (File No. 000-50876) Proxy Statement filed on April 1, 2005.
(11)	Incorporated herein by reference to Exhibit 10.8 to the Naugatuck Valley Financial Corporation (File No. 00-50876) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.
(12)	Incorporated herein by reference to Exhibit 10.11 to the Naugatuck Valley Financial Corporation (File No. 333-116627) Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(13)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-54447) Current Report on Form 8-K, filed on January 20, 2012.
(14)	Incorporated by reference to Exhibit 14 to Naugatuck Valley Financial Corporation (File No. 000-50876) Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005.

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

We conducted our audits in accordance with the standards of the Public Companies Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As described in Note 1 of the consolidated financial statements, the Company has restated its 2011 consolidated financial statements to reflect the recordation of an additional provision for loan losses and the establishment of a reserve for unfunded commitments and contingencies.

/s/ WHITTLESEY & HADLEY, P.C.

Hartford, Connecticut

March 26, 2012, except for the matter in the fourth paragraph above and in Note 1, as to which the date is May 10, 2012

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2011	2010
	(Restated)
ASSETS
Cash and due from depository institutions	$15,436	$11,686
Investment in federal funds	2,633	2,577
Investment securities available-for-sale, at fair value	25,051	31,683
Investment securities held-to-maturity, at amortized cost	25,292	15,334
Loans held for sale	2,993	81
Loans receivable, net	466,965	473,521
Accrued income receivable	1,932	1,979
Foreclosed real estate and repossessed assets, net	873	421
Premises and equipment, net	9,654	9,612
Bank owned life insurance	9,556	9,248
Federal Home Loan Bank of Boston stock, at cost	6,252	6,252
Deferred income tax asset, net	2,439	2,289
Other assets	3,144	3,570
Total assets	$572,220	$568,253
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$410,887	$405,875
Borrowed funds	70,817	102,842
Mortgagors' escrow accounts	4,755	4,832
Other liabilities	3,447	2,444
Total liabilities	489,906	515,993
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 and 7,587,645 shares issued; 7,002,292 and 7,003,186 shares outstanding at December 31, 2011 and December 31, 2010, respectively	70	76
Paid-in capital	58,908	33,786
Retained earnings	27,014	25,986
Unearned employee stock ownership plan ("ESOP") shares (391,479 shares at December 31, 2011 and 173,463 shares at December 31, 2010)	(3,442)	(1,738)
Unearned stock awards (1,395 shares at December 31, 2011 and 2,893 shares at December 31, 2010)	(14)	(29)
Treasury Stock, at cost (74 shares at December 31, 2011 and 587,579 shares at December 31, 2010)	(1)	(6,176)
Accumulated other comprehensive (loss) income	(221)	355
Total stockholders' equity	82,314	52,260
Total liabilities and stockholders' equity	$572,220	$568,253

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars In thousands)	2011	2010	2009
	(Restated)
Interest and dividend income
Interest on loans	$25,526	$26,820	$25,954
Interest and dividends on investments and deposits	1,639	1,718	2,337
Total interest income	27,165	28,538	28,291
Interest expense
Interest on deposits	6,020	7,297	8,477
Interest on borrowed funds	2,232	2,982	4,060
Total interest expense	8,252	10,279	12,537
Net interest income	18,913	18,259	15,754
Provision for loan losses	4,293	3,360	1,144
Net interest income after provision for loan losses	14,620	14,899	14,610
Noninterest income
Mortgage banking income	1,854	1,014	20
Fees for services related to deposit accounts	893	970	1,060
Fees for other services	851	661	554
Recovery from legal settlement	655	-	-
Income from bank owned life insurance	308	327	341
Income from investment advisory services, net	290	182	271
Net gain on investments	86	11	388
Other income	105	123	108
Other than temporary impairment on investments	(117)	-	-
Less: Portion of loss recognition in comprehensive income	97	-	-
Net impairment recognized in earnings	(20)	-	-
Total noninterest income	5,022	3,288	2,742
Noninterest expense
Compensation, taxes and benefits	10,059	8,379	7,692
Office occupancy	2,297	2,348	2,151
FDIC insurance premiums	634	681	946
Professional fees	609	461	433
Computer processing	570	926	916
Directors compensation	505	565	560
Advertising	417	344	330
Loss on foreclosed real estate, net	278	107	36
Office supplies	227	211	207
Public company expenses	84	87	78
Costs related to terminated merger	-	782	241
Other expenses	1,470	1,016	951
Total noninterest expense	17,150	15,907	14,541
Income before tax provision	2,492	2,280	2,811
Income tax provision	850	829	818
Net income	$1,642	$1,451	$1,993
Earnings per share - basic and diluted	$0.24	$0.21	$0.29

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at January 1, 2009	$76	$33,637	$23,303	$(2,136)	$(680)	$(6,107)	$(2,504)	$45,589
ESOP shares released - 19,889 shares	-	(87)	-	199	-	-	-	112
Dividends paid ($0.17 per common share)	-	-	(447)	-	-	-	-	(447)
Stock based compensation awards - 29,440 shares vested	-	-	-	-	325	-	-	325
Stock based compensation - options	-	206	-	-	-	-	-	206
Treasury stock acquired - 4,028 shares	-	-	-	-	-	(25)	-	(25)
Comprehensive income:
Net income	-	-	1,993	-	-	-	-
Net change in unrealized holding gain on available- for-sale securities, net of tax effect	-	-	-	-	-	-	2,555
Comprehensive income								4,548

Balance at December 31, 2009	76	33,756	24,849	(1,937)	(355)	(6,132)	51	50,308
ESOP shares released - 19,889 shares	-	(76)	-	199	-	-	-	123
Dividends paid ($0.12 per common share)	-	-	(317)	-	-	-	-	(317)
Stock based compensation awards - 27,950 shares vested	-	-	-	-	309	-	-	309
Stock based compensation awards - 1,490 shares forfeited	-	-	3	-	17	(20)	-	-
Stock based compensation - options	-	106	-	-	-	-	-	106
Treasury stock acquired - 4,043 shares	-	-	-	-	-	(24)	-	(24)
Comprehensive income:
Net income	-	-	1,451	-	-	-	-
Net change in unrealized holding gain on available- for-sale securities, net of tax effect	-	-	-	-	-	-	304
Comprehensive income								1,755
Balance at December 31, 2010	76	33,786	25,986	(1,738)	(29)	(6,176)	355	52,260
Exchange of common stock pursuant to reorganization and concurrent second-step stock offering	(6)	25,160	-	-	-	6,177	-	31,331
Shares purchased for ESOP pursuant to reorganization (250,380 shares)	-	-	-	(2,003)	-	-	-	(2,003)
ESOP shares released - 32,364 shares	-	(45)	-	299	-	-	-	254
Dividends paid ($0.12 per common share)	-	-	(614)	-	-	-	-	(614)
Stock based compensation awards - 1,498 shares vested	-	-	-	-	15	-	-	15
Stock based compensation awards - options	-	7	-	-	-	-	-	7
Treasury stock acquired - 269 shares	-	-	-	-	-	(2)	-	(2)
Comprehensive income:
Net income	-	-	1,642	-	-	-	-
Net change in unrealized holding gain on available- for-sale securities, net of tax effect	-	-	-	-	-	-	(576)
Comprehensive income								1,066
Balance at December 31, 2011 - restated	$70	$58,908	$27,014	$(3,442)	(14)	$(1)	$(221)	$82,314

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
	(Restated)
Cash flows from operating activities
Net income	$1,642	$1,451	$1,993
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,293	3,360	1,144
Depreciation and amortization expense	746	806	821
Loss on sale of assets	-	2	-
Net loss on foreclosed assets	30	-	-
Gain on sale of loans	(1,342)	(533)	-
Loans originated for sale	(64,469)	(36,897)	-
Proceeds from sale of loans	62,899	37,510	-
Settlement from private mortgage insurance	74	-	-
Net amortization from investments	186	90	60
Amortization of intangible assets	34	34	34
(Benefit) provision for deferred taxes	(120)	(464)	702
Net gain on investment securities	(86)	(11)	(388)
Other than temporary impairment charge	20	-	-
Stock-based compensation	273	424	656
Net change in:
Accrued income receivable	47	95	25
Deferred loan fees	(70)	(82)	(43)
Cash surrender value of life insurance	(308)	(327)	(341)
Other assets	445	(430)	(2,289)
Other liabilities	1,006	729	222
Net cash provided by operating activities	5,300	5,757	2,596

Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	5,563	7,548	10,022
Proceeds from sale of available-for-sale securities	1,375	7,775	19,264
Proceeds from sale of held-to-maturity securities	-	-	110
Proceeds from maturities of held-to-maturity securities	2,156	1,016	-
Purchase of available-for-sale securities	-	(8,996)	-
Purchase of held-to-maturity securities	(13,147)	(14,945)	(1,566)
Loan originations net of principal payments	1,516	(4,260)	(42,570)
Purchase of premises and equipment	(841)	(488)	(212)
Proceeds from the sale of foreclosed assets	261	323	-
Net cash used by investing activities	(3,117)	(12,027)	(14,952)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
	(Restated)
Cash flows from financing activities
Net change in time deposits	(34,694)	7,501	(3,859)
Net change in other deposit accounts	39,706	17,442	21,764
Advances in borrowed funds	4,800	24,900	52,550
Repayment of borrowed funds	(36,428)	(41,548)	(58,418)
Net change in mortgagors' escrow accounts	(77)	(56)	327
Change in short-term borrowings	(396)	509	4,363
Proceeds from common stock offering, net of offering costs	31,331	-	-
Purchase of shares by employee stock option plan pursuant to reorganization	(2,003)	-	-
Common stock repurchased	(2)	(44)	(25)
Cash dividends to common stockholders	(614)	(317)	(447)
Net cash provided by financing activities	1,623	8,387	16,255

Increase in cash and cash equivalents	3,806	2,117	3,899
Cash and cash equivalents at beginning of year	14,263	12,146	8,247

Cash and cash equivalents at end of year	$18,069	$14,263	$12,146

Supplemental disclosures
Non-cash investing activities:
Transfer of loans to foreclosed assets	$817	$604	$140

Cash paid during the year for:
Interest	$8,312	$10,318	$12,283
Income taxes	1,251	1,450	286

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Restatement of Consolidated Financial Statements

The Company has restated its consolidated financial statements as of and for the year ended December 31, 2011. The restatement is the result of the reclassification and downgrade of certain loans identified by the Office of the Comptroller of the Currency (the “OCC”) during its recently completed, regularly scheduled examination of Naugatuck Valley Savings and Loan (the “Bank”), the Company’s wholly-owned subsidiary.

During the OCC’s exit interview with the Bank on April 18, 2012, the OCC advised the Bank’s management that it had determined that certain classified loans previously identified by the Bank were required to be downgraded and three previously unclassified commercial loans were required to be categorized as classified loans, requiring an increase to the allowance for loan losses at December 31, 2011. Following its review and analysis of the OCC’s findings in consultation with the Company’s independent registered public accountants, the Bank’s management and the independent registered public accountants met with the Audit Committee and the Board of Directors on April 23, 2012. At that meeting, management reported on its analysis, in consultation with the independent registered public accountants, of the OCC’s findings and the Audit Committee and the Board of Directors directed management to follow-up with the OCC to discuss the analysis. On April 25, 2012, the Bank’s management and the independent registered public accountants met with the Audit Committee and the Board of Directors to report on the follow-up discussions with the OCC and discuss the proposed recordation of an additional provision for loan losses of $709,000 (before tax) during the quarter ended December 31, 2011 in order to increase the allowance for loan losses to the level the OCC deemed sufficient at December 31, 2011, and the proposed establishment of a $143,000 contingency reserve for possible losses on unfunded commitments and contingencies, after which the Bank’s management, the Audit Committee and the Board of Directors determined to record the additional provision for loan losses and establish the contingency reserve.

Following these revisions, the Bank remained “well-capitalized” under applicable regulatory capital standards at December 31, 2011. The following discloses the impact of these adjustments on the consolidated financial statements of the Company as of and for the year ended December 31, 2011:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Previously		As
(In thousands)	Reported	Adjustment	Restated
Consolidated Statement of Financial Condition	December 31, 2011
Loans receivable, net	$467,674	$(709)	$466,965
Deferred income tax asset, net	2,472	(33)	2,439
Other assets	2,821	323	3,144
Total assets	572,639	(419)	572,220

Other liabilities	3,304	143	3,447
Total liabilities	489,763	143	489,906

Retained earnings	27,576	(562)	27,014
Total stockholders' equity	82,876	(562)	82,314

Consolidated Statement of Income	For the Year Ended December 31, 2011
Net interest income	$18,913	$-	$18,913
Provision for loan losses	3,584	709	4,293
Net interest income after provision for loan losses	15,329	(709)	14,620

Total noninterest income	5,022	-	5,022
Total noninterest expense	17,007	143	17,150

Income before tax provision	3,344	(852)	2,492
Income tax provision	1,140	(290)	850
Net income	2,204	(562)	1,642
Earnings per share - basic and diluted	$0.33	$(0.09)	$0.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Nature of Operations

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

3.	Basis of Presentation

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

Management has evaluated subsequent events for potential recognition or disclosure in the financial statements. No subsequent events were identified that would require a change to the financial statements or disclosure in notes to the financial statements, other than as noted in Note 20, Subsequent Events.

4.	Summary of Significant Accounting Policies

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

Impaired loans

Impaired loans consist of nonaccrual loans and troubled debt restructurings (“TDRs”) in accordance with applicable authoritative accounting guidance. With the exception of loans that were restructured and still accruing interest, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans deemed to be impaired are classified as nonaccrual.

Impairment is measured by estimating the value of the loan based on the present value of expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral less costs to sell, if repayment of the loan is considered collateral-dependent. All impaired loans are included in non-performing assets.

Nonaccrual loans

Loans are automatically placed on nonaccrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on nonaccrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on nonaccrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent.

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

5.	Investment Securities

A summary of investment securities at December 31, 2011 and 2010 follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Available-for-sale securities	$25,051	$25,051	$31,683	$31,683
Held-to-maturity securities	25,292	25,670	15,334	15,104
Total investment securities	$50,343	$50,721	$47,017	$46,787

At December 31, 2011, the composition of the investment portfolio was as follows:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations
From one through five years	$1,014	$54	$-	$1,068
Government guaranteed mortgage-backed securities	13,919	844	-	14,763
Government guaranteed collateralized mortgage obligations	1,711	10	-	1,721
Private label collateralized mortgage obligations	352	-	(97)	255
Total debt securities	16,996	908	(97)	17,807
Money market preferred stocks	8,000	-	(756)	7,244

Total available-for-sale securities	$24,996	$908	$(853)	$25,051

Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$25,292	$387	$(9)	$25,670

Total held-to-maturity securities	$25,292	$387	$(9)	$25,670

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, the composition of the investment portfolio was as follows:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations
From one through five years	$1,022	$65	$-	$1,087
Government guaranteed mortgage-backed securities	19,093	867	-	19,960
Government guaranteed collateralized mortgage obligations	2,272	31	(3)	2,300
Private label collateralized mortgage obligations	434	-	(58)	376
Total debt securities	22,821	963	(61)	23,723
Money market preferred stocks	8,200	-	(240)	7,960

Total available-for-sale securities	$31,021	$963	$(301)	$31,683

Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$15,334	$26	$(256)	$15,104

Total held-to-maturity securities	$15,334	$26	$(256)	$15,104

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

Unrealized losses on investment securities at December 31, 2010

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss
Government guaranteed mortgage-backed securities	5	$14,028	$(256)
Government guaranteed collateralized mortgage obligations	1	182	(3)
Total securities in unrealized loss position	6	$14,210	$(259)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
	Securities	Value	Loss
Private label collateralized mortgage obligations	1	$376	$(58)
Money market preferred stocks	2	2,160	(240)
Total securities in unrealized loss position	3	$2,536	$(298)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Loans Receivable

A summary of loans receivable at December 31, 2011 and 2010 is as follows:

	December 31,
(Dollars in thousands)	2011	2010

Real estate loans:
One-to-four family	$217,893	$219,286
Construction	29,734	30,921
Multi-family and commercial real estate	160,858	160,235
Total real estate loans	408,485	410,442

Commercial business loans	36,645	34,742
Consumer loans:
Savings accounts	847	956
Personal	197	236
Automobile	509	168
Home equity	32,157	34,807
Total consumer loans	33,710	36,167
Totals loans	478,840	481,351

Less:
Allowance for loan losses	8,053	6,393
Undisbursed construction loans	3,489	1,034
Deferred loan origination fees	333	403
Loans receivable, net	$466,965	$473,521

Weighted average yield	5.29%	5.47%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustable rate loans have interest rate adjustment limitations and are indexed to treasury notes or Federal Home Loan Bank of Boston ("FHLBB") classic advances with similar repricing durations, or prime rate. At December 31, 2011 and 2010, the Bank had the following adjustable rate loans:

Rate Adjustment	2011	2010
(In thousands)

Less than 1 year	$96,146	$93,133
1 - 3 years	53,059	47,241
3 - 5 years	60,662	65,725
5 - 10 years	28,004	30,599
Total loans at adjustable rates	$237,871	$236,698

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

The Company’s loan portfolio is segregated into the following portfolio segments:

One-to Four-Family Owner Occupied Loans. This portfolio segment consists of the origination of first mortgage loans secured by one-to four-family owner occupied residential properties and residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area. Although the Company has experienced an increase in foreclosures on its owner occupied loan portfolio over the past year, foreclosures are still at relatively low levels. Management believes this is due mainly to its conservative underwriting and lending strategies which do not allow for risky loans such as “Option ARM,” “sub-prime” or “Alt-A” loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction and Land Development Loans. This portfolio segment includes commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties and land loans, which are loans made with land as security. Construction and land development financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. Construction loans also expose the Company to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties, which may cause some borrowers to be unable to continue with debt service which exposes the Company to greater risk of non-payment and loss. Additionally, economic factors such as the decline of property values may have an adverse affect on the ability of the borrower to sell the property.

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

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is likelihood that different amounts would be reported under different conditions or assumptions. The OCC as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

The following tables set forth the balance of the allowance for loan losses at December 31, 2011 and 2010, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually, and includes a summary of transactions in the allowance for loan and lease losses for the years ended December 31, 2011 and 2010:

	One-to-Four Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
As of and for the Year Ended December 31, 2011
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,585	$600	$2,714	$884	$610	$6,393
Provision for loan losses	377	1,449	1,942	383	142	4,293
Charge-offs	(217)	(722)	(911)	(516)	(271)	(2,637)
Recoveries	-	-	-	3	1	4
Ending Balance	$1,745	$1,327	$3,745	$754	$482	$8,053
Ending Balance individually evaluated for impairment	$2,721	$8,474	$4,422	$3,585	$225	$19,427
Ending Balance collectively evaluated for impairment	$215,172	$21,260	$156,436	$33,060	$33,485	$459,413

As of and for the Year Ended December 31, 2010
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,044	$632	$1,489	$481	$350	$3,996
Provision for loan losses	568	138	1,225	1,142	287	3,360
Charge-offs	(27)	(170)	-	(754)	(27)	(978)
Recoveries	-	-	-	15	-	15
Ending Balance	$1,585	$600	$2,714	$884	$610	$6,393
Ending Balance individually evaluated for impairment	$2,677	$4,059	$1,106	$1,598	$277	$9,717
Ending Balance collectively evaluated for impairment	$216,609	$26,862	$159,129	$33,144	$35,890	$471,634

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

The following tables are a summary of the loan portfolio quality indicators by loan class as of December 31, 2011 and 2010:

Commercial Loans - Credit Risk Profile by Internally Assigned Grade:
	At December 31, 2011			At December 31, 2010
(In thousands)	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate
Grade:
4	$6,659	$216	$40,769	$3,697	$281	$39,176
5	21,941	7,463	88,089	24,931	10,847	91,329
6	2,072	5,948	15,383	3,456	5,391	16,430
7	5,235	8,595	16,004	2,555	11,623	13,300
8	738	-	613	103	-	-
Total	$36,645	$22,222	$160,858	$34,742	$28,142	$160,235

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consumer Loans - Credit Risk Profile by Internally Assigned Grade:
	At December 31, 2011		At December 31, 2010
(In thousands)	Residential - Prime	Residential - Construction	Residential - Prime	Residential - Construction

Grade:
Pass	$213,049	$7,512	$213,680	$2,779
Special Mention	746	-	503	-
Substandard	4,098	-	3,563	-
Doubtful	-	-	1,540	-
Total	$217,893	$7,512	$219,286	$2,779

Consumer Loans - Credit Risk Profile Based on Payment Activity:
	At December 31, 2011	At December 31, 2010
(In thousands)	Consumer - Other	Consumer - Other
Grade:
Performing	$33,323	$35,652
Nonperforming	387	515
Total	$33,710	$36,167

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

Loans are automatically placed on nonaccrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on nonaccrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on nonaccrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent. Management works closely with the asset quality committee of the board of directors to resolve nonperforming assets in a manner most advantageous to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of December 31, 2011 and 2010:

	Credit Quality Information
			Greater				Carrying
			Than				Amount > 90
	31-60 Days Past Due	61-90 Days Past Due	90 Days (Nonaccrual)	Total Past Due	Current	Total Loans	Days and Accruing
As of December 31, 2011
(In thousands)
Real estate loans
One-to-four family	$1,379	$214	$4,140	$5,733	$212,160	$217,893	$-
Construction	270	-	9,005	9,275	20,459	29,734	-
Commercial real estate and multi-family	654	249	9,182	10,085	150,773	160,858	-
Commercial business loans	396	-	1,967	2,363	34,282	36,645	-
Consumer - other	467	37	387	891	32,819	33,710	-
Total	$3,166	$500	$24,681	$28,347	$450,493	$478,840	$-

As of December 31, 2010
(In thousands)
Real estate loans
One-to-four family	$1,745	$18	$4,624	$6,387	$212,899	$219,286	$-
Construction	2,707	-	5,151	7,858	23,063	30,921	-
Commercial real estate and multi-family	1,686	258	6,242	8,186	152,049	160,235	-
Commercial business loans	60	115	1,356	1,531	33,211	34,742	-
Consumer - other	470	100	515	1,085	35,082	36,167	-
Total	$6,668	$491	$17,888	$25,047	$456,304	$481,351	$-

The following table is a summary of nonaccrual loans by loan class as of December 31, 2011 and 2010:

	As of December 31,
(In thousands)	2011	2010

Residential
One-to-four family	$4,140	$4,624
Construction	9,005	5,151
Commercial real estate and multi-family	9,182	6,242
Commercial business loans	1,967	1,356
Consumer - other	387	515
Total nonaccrual loans	$24,681	$17,888

The amount of income that was contractually due but not recognized on nonperforming loans totaled $878,000, $513,000, and $328,000 in 2011, 2010 and 2009, respectively.

At December 31, 2011, the Company had 75 loans on nonaccrual status with foregone interest in the amount of approximately $878,000. Included in these loans are 39 loans which are not 90 days past due, but were placed on nonaccrual status as a result of a recent modification or a doubtful classification.

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
	(In thousands)
December 31, 2011
Impaired loans without valuation allowance:
Real estate loans
One-to-four family	$1,360	$1,375	$-	$1,368	$42
Construction	959	959	-	944	5
Commercial real estate and multi-family	3,334	3,352	-	3,370	201
Commercial business loans	2,870	3,094	-	239	80
Consumer - other	101	353	-	206	1
Total impaired loans without valuation allowance	8,624	9,133	-	6,127	329
Impaired loans with valuation allowance:
Real estate loans
One-to-four family	1,361	1,361	109	1,362	42
Construction	7,515	8,980	510	4,173	279
Commercial real estate and multi-family	1,088	1,088	336	1,097	24
Commercial business loans	715	715	46	662	35
Consumer - other	124	124	71	125	6
Total impaired loans with valuation allowance	10,803	12,268	1,072	7,419	386
Total impaired loans	$19,427	$21,401	$1,072	$13,546	$715

December 31, 2010
Impaired loans without valuation allowance:
Real estate loans
One-to-four family	$1,137	$1,137	$-	$1,139	$27
Construction	4,010	4,010	-	3,985	4
Total impaired loans without valuation allowance	5,147	5,147	-	5,124	31
Impaired loans with valuation allowance:
Real estate loans
One-to-four family	1,540	1,540	232	1,524	41
Construction	49	49	16	49	2
Commercial real estate and multi-family	1,106	1,106	275	1,106	42
Commercial business loans	1,598	1,598	213	1,603	6
Consumer - other	277	277	193	278	12
Total impaired loans with valuation allowance	4,570	4,570	929	4,560	103
Total impaired loans	$9,717	$9,717	$929	$9,684	$134

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

7.   Premises and Equipment

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

8.    Deposits

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

9.    Borrowed Funds

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

10.   Pension and Other Post-Retirement Benefits

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

11. Employee Stock Ownership Plan

On September 30, 2004, the ESOP purchased 297,435 shares of the common stock of the Company. To fund the purchase, the ESOP borrowed $2,980,910 from the Company. The borrowing is at an interest rate of 4.75% and is to be repaid on a pro-rata basis in fifteen annual installments of $282,520 commencing with the quarter ended December 31, 2004 through September 30, 2019.

On June 29, 2011 in conjunction with the conversion discussed in Note 2, Nature of Operations, the ESOP purchased 250,380 shares of the common stock of the Company. To fund the purchase, the ESOP borrowed $2,003,040 from the Company. The borrowing is at an interest rate of 3.25% and is to be repaid on a pro-rata basis in twenty annual installments of $135,657 commencing with the quarter ended December 31, 2011 through December 31, 2030.

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

12.   Equity Incentive Plan

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

13.   Income Taxes

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 consisted of:

(In thousands)	2011	2010	2009
Current income tax expense	$970	$1,293	$116
Deferred income tax expense (benefit), due to:
Depreciation	353	(36)	(36)
Mortgage-servicing rights	114	124	-
Deferred income	28	(3)	(65)
Post retirement benefits	5	16	(9)
Charitable contributions	-	250	36
Other than temporary impairment on securities	(7)	-	1,165
Reserve for loan losses	(613)	(815)	(389)
Total deferred income tax (benefit) expense	(120)	(464)	702
Provision for income taxes	$850	$829	$818

A reconciliation of the statutory federal income tax rate applied to income before income taxes with the income tax provision is as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Income tax expense at statutory rate of 34%	$847	$775	$956
Increase (decrease) in income tax expense resulting from:
Nondeductible compensation expense	86	67	85
Income exempt from income tax	(102)	(264)	(225)
Expiration of contribution carryforward	-	250	-
Other items, net	19	1	2
Provision for income taxes	$850	$829	$818
Effective rate of income tax expense	34.1%	36.4%	29.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows at December 31, 2011 and 2010:

(In thousands)	2011	2010

Deferred tax assets
Reserve for loan losses	$2,788	$2,175
Deferred income	360	388
Post-retirement benefits	180	185
Other than temporary impairment on securities	7	-
Total deferred tax assets	3,335	2,748

Deferred tax liabilities
Depreciation	(382)	(29)
Available-for-sale securities	(276)	(306)
Mortgage-servicing rights	(238)	(124)
Total deferred tax liabilities	(896)	(459)

Net deferred tax assets	$2,439	$2,289

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

14.   Consolidated Statements of Comprehensive Income

The source of the Company’s other comprehensive income (loss) is the unrealized gains and losses on its available for sale securities, as reflected in the following table:

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Net income	$1,642	$1,451	$1,993
Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	(521)	431	3,121
Reclassification adjustment for gains realized in net income	(86)	(11)	(388)
Other comprehensive (loss) income before tax effect	(607)	420	2,733
Income tax expense related to items of other comprehensive (loss) income	(31)	116	178
Other comprehensive (loss) income net of tax effect	(576)	304	2,555
Total comprehensive income	$1,066	$1,755	$4,548

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Regulatory Capital

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

The OCC regulations require savings institutions to maintain minimum levels of regulatory capital. As of December 31, 2011, the Bank meets all capital requirements to which it is subject. In addition, at December 31, 2011, the Bank was considered “well capitalized” for regulatory purposes. There have been no subsequent conditions or events which management believes have changed the Bank’s status. See Note 20, Subsequent Events.

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

The following is a summary of the Bank’s actual capital as computed under the standards established by the OCC at December 31, 2011 and 2010, respectively:

	2011		2010
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Tier I (Core) Capital (to Adjusted Total Assets)	$67,594	11.79%	$45,464	8.03%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	67,591	15.82%	45,464	10.59%

Total Risk-Based Capital (to Risk-Weighted Assets)	72,955	17.08%	50,831	11.84%

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OCC rules and regulations. See Note 20, Subsequent Events.

The measurement of the Bank’s capital as computed under regulatory standards differs from its measurement under generally accepted accounting principles. A reconcilement of the Bank’s capital follows:

	December 31,
(In thousands)	2011	2010
Total capital as calculated under generally accepted
accounting principles (GAAP Capital)	$67,399	$45,867
Adjustments to reconcile Total GAAP Capital to Regulatory Capital:
Intangible assets	(52)	(71)
Accumulated other comprehensive income
from available-for-sale securities	247	(332)
Tier I Risk-Based Capital	67,594	45,464
Includible portion of allowance for loan losses	5,361	5,367
Total Risk-Based Capital	$72,955	$50,831

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

16. Earnings per Share

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

The following table shows earnings per share information at December 31, 2011, 2010 and 2009:

	For the years ended December 31,
	2011	2010	2009
Net income available to common stockholders	$1,642,000	$1,451,000	$1,993,000
Weighted-average shares outstanding during the period
Basic	6,702,503	6,812,365	6,796,567
Effect of dilutive stock options and restrictive stock awards	-	-	-
Diluted	6,702,503	6,812,365	6,796,567
Net income per common share:
Basic and diluted earnings per share	$0.24	$0.21	$0.29

17. Financial Instruments

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

18. Fair Value

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of December 31, 2011 and 2010:

	December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$18,069	$18,069	$14,263	$14,263
Investment securities	50,343	50,721	47,017	46,787
Loans receivable, net	466,965	492,446	473,521	478,104
Accrued income receivable	1,932	1,932	1,979	1,979
Mortgage-servicing rights	700	742	364	420

Financial Liabilities
Deposits	$410,887	$409,357	$405,875	$403,091
Borrowed funds	70,817	72,757	102,842	104,766
Mortgagors' escrow accounts	4,755	4,755	4,832	4,832

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Fair Value Measurements

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

Assets measured at fair value at December 31, 2011 are summarized below:

	December 31, 2011
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,068	$-	$1,068
Government guaranteed mortgage-backed securities	-	14,763	-	14,763
Government guaranteed collateralized mortgage obligations	-	1,721	-	1,721
Private label collateralized mortgage obligations	-	255	-	255
Money market preferred stocks	-	-	7,244	7,244
Residential loans held for sale	-	2,993	-	2,993

Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$18,355	$18,355
Foreclosed real estate and other repossessed assets	-	-	873	873
Mortgage-servicing rights	-	-	726	726

Assets measured at fair value at December 31, 2010 are summarized below:

	December 31, 2010
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,087	$-	$1,087
Government guaranteed mortgage-backed securities	-	19,960	-	19,960
Government guaranteed collateralized mortgage obligations	-	2,300	-	2,300
Private label collateralized mortgage obligations	-	376	-	376
Money market preferred stocks	-	-	7,960	7,960
Residential loans held for sale	-	81	-	81

Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$8,788	$8,788
Foreclosed real estate	-	-	421	421
Mortgage-servicing rights	-	-	384	384

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

20. Subsequent Events

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

During the quarter ending March 31, 2012, the Bank identified a potential regulatory matter during a routine, internal compliance review. The matter relates to the possible underpayment of interest on certain certificates of deposit renewals dating back potentially to 2007, attributable to the renewal of these accounts at rates lower than special rates being offered at the time of the renewals. The Bank is consulting with its primary federal regulator to determine the scope and extent of the matter. The Bank is currently in the process of calculating the amount of the underpayment, which is contingent on identifying the exact certificate of deposit accounts that may have been affected. Because identification of the specific account classes has not been completed at this time, the Company is only able to estimate the amount of the underpayment, which may range from $750,000 to $850,000. The Company expects to record a deposit-related charge of $800,000 during the quarter ending March 31, 2012, and expects to complete its determination during the quarter ending June 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on current knowledge, management does not believe that the loss contingency will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, the final amount, when determined, may be material to the Company’s results of operations or cash flows for the particular reporting period.

21. Selected Quarterly Consolidated Financial Information (Unaudited)

The following tables present quarterly consolidated information for the Company for 2011 and 2010.

	For the Year Ended December 31, 2011
	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter
	(Restated)
Interest and dividend income	$6,607	$6,933	$6,863	$6,762
Interest expense	1,691	1,921	2,282	2,358
Net interest income	4,916	5,012	4,581	4,404
Provision for loan losses	1,620	1,195	1,040	438
Net interest income after
provision for loan losses	3,296	3,817	3,541	3,966
Noninterest income	1,331	1,792	1,062	837
Noninterest expense	4,513	4,500	3,886	4,251
Income before provision for
income tax	114	1,109	717	552
Provision for income tax	120	362	212	156
Net (loss) income	$(6)	$747	$505	$396
(Loss) earnings per share - basic and diluted	$(0.01)	$0.12	$0.07	$0.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2010
	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$6,999	$7,211	$7,185	$7,143
Interest expense	2,509	2,584	2,571	2,615
Net interest income	4,490	4,627	4,614	4,528
Provision for loan losses	1,197	993	361	809
Net interest income after
provision for loan losses	3,293	3,634	4,253	3,719
Noninterest income	1,289	769	659	571
Noninterest expense	4,358	3,776	3,919	3,854
Income before provision for
income tax	224	627	993	436
(Benefit) provision for income tax	(29)	423	313	122
Net income	$253	$204	$680	$314
Earnings per share - basic and diluted	$0.03	$0.03	$0.10	$0.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Parent Company Only Financial Statements

The following financial statements are for the Company (Naugatuck Valley Financial Corporation) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statements of Financial Condition

	December 31,
(In thousands)	2011	2010
	(Restated)
ASSETS
Cash on deposit with Naugatuck Valley Savings and Loan	$12,002	$1,715
Investment in subsidiary, Naugatuck Valley Savings and Loan	67,400	45,867
Investment securities	1,066	1,245
Loan to ESOP	3,696	1,984
Other assets	83	1,479
Total assets	$84,247	$52,290
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$1,933	$30
Stockholders' equity	82,314	52,260
Total liabilities and stockholders' equity	$84,247	$52,290

Statements of Income

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
	(Restated)
Interest income	$152	$141	$181
Other income	-	-	-
Total income	152	141	181

Other expense	381	1,037	577

Loss before income tax and equity in
undistributed net income of subsidiary	(229)	(896)	(396)
Income tax benefit	(78)	(54)	(134)

Loss before equity in undistributed
net income of subsidiary	(151)	(842)	(262)
Equity in undistributed net income of subsidiary	1,793	2,293	2,255

Net income	$1,642	$1,451	$1,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash flows

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
	(Restated)
Net cash provided (used) by operating activities	$1,234	$(1,046)	$61

Cash flows from investing activities
Investment in subsidiary	(20,312)	-	-
Paydowns and maturities of available-for-sale securities	180	382	689
Loan to ESOP	(2,003)	-	-
Principal payments received from ESOP	291	180	172
Net cash (used) provided by investing activities	(21,844)	562	861
Cash flows from financing activities
Proceeds from issuance of common stock	33,379	-	-
Cost of issuance of common stock	(2,120)	-	-
Common stock repurchased	(2)	(41)	(25)
Cash dividends to common shareholders	(614)	(317)	(447)
Release of ESOP shares	254	123	112
Net cash provided (used) by financing activities	30,897	(235)	(360)
Increase (decrease) in cash and cash equivalents	10,287	(719)	562
Cash and cash equivalents at beginning of year	1,715	2,434	1,872

Cash and cash equivalents at end of year	$12,002	$1,715	$2,434

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: May 14, 2012	By:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer