Form 10-Q
period 2012-03-31
Naugatuck Valley Financial Corp
filed 2012-05-15
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

As of May 8, 2012, there were 7,002,208 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from depository institutions	$22,693	$15,436
Investment in federal funds	5,864	2,633
Investment securities available-for-sale, at fair value	28,164	25,051
Investment securities held-to-maturity, at amortized cost	27,182	25,292
Loans held for sale	1,286	2,993
Loans receivable, net	452,689	466,965
Accrued income receivable	1,887	1,932
Foreclosed real estate and repossessed assets, net	947	873
Premises and equipment, net	9,624	9,654
Bank owned life insurance	9,631	9,556
Federal Home Loan Bank stock, at cost	5,917	6,252
Deferred income taxes	2,472	2,439
Other assets	3,762	3,144
Total assets	$572,118	$572,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$410,622	$410,887
Borrowed funds	73,593	70,817
Mortgagors' escrow accounts	2,389	4,755
Other liabilities	3,877	3,447
Total liabilities	490,481	489,906

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at March 31, 2012 and 7,002,292 outstanding at December 31, 2011.	70	70
Paid-in capital	58,909	58,908
Retained earnings	25,836	27,014
Unearned ESOP shares (391,479 shares at March 31, 2012 and December 31, 2011)	(3,442)	(3,442)
Unearned stock awards (997 shares at March 31, 2012 and 1,395 shares at December 31, 2011)	(9)	(14)
Treasury stock, at cost (158 shares at March 31, 2012 and 74 shares at December 31, 2011)	(1)	(1)
Accumulated other comprehensive income (loss)	274	(221)
Total stockholders' equity	81,637	82,314
Total liabilities and stockholders' equity	$572,118	$572,220

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Interest income
Interest on loans	$6,047	$6,332
Interest and dividends on investments and deposits	419	430
Total interest income	6,466	6,762

Interest expense
Interest on deposits	1,095	1,746
Interest on borrowed funds	458	612
Total interest expense	1,553	2,358

Net interest income	4,913	4,404
Provision for loan losses	1,972	438
Net interest income after provision for loan losses	2,941	3,966

Noninterest income
Mortgage banking income	391	128
Fees for other services	262	174
Fees for services related to deposit accounts	202	213
Income from bank owned life insurance	75	77
Income from investment advisory services, net	56	74
Recovery from legal settlement	-	147
Other income	25	24
Total noninterest income	1,011	837

Noninterest expense
Compensation, taxes and benefits	2,664	2,357
Deposit related charge	800	-
Office occupancy	575	607
Professional fees	293	138
Directors compensation	205	176
Computer processing	174	262
Loss on foreclosed real estate, net	136	39
FDIC insurance premiums	133	204
Advertising	126	99
Office supplies	54	47
Public company expenses	19	18
Other expenses	291	304
Total noninterest expense	5,470	4,251

Income (loss) before provision for income taxes	(1,518)	552
Provision (benefit) for income taxes	(541)	156
Net income (loss)	$(977)	$396
Other Comprehensive income (loss)
Changes in unrealized gain (loss) on securities available-for-sale, net	495	(103)
Total other comprehensive income	$495	$(103)
Comprehensive income (loss)	$(482)	$293
Earnings (loss) per common share - basic and diluted (1)	$(0.15)	$0.06

(1) Earnings per share for the three months ended March 31, 2011 have been restated to reflect the effect of the Company's stock offering and concurrent second-step conversion effective June 29, 2011 at an exchange ratio of 0.9978.

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholder’s Equity

Three months ended March 31, 2012

(Unaudited, in thousands, except share data)

	Common Stock	Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2011	$70	$58,908	$27,014	$(3,442)	$(14)	$(1)	$(221)	$82,314
Dividends declared

($0.03 per common share)	-	-	(198)	-	-	-	-	(198)
Stock based compensation

(199 shares vested and 199 shares forfeited)	-	-	(3)	-	5	-	-	2
Stock based compensation options	-	1	-	-	-	-	-	1
Treasury stock acquired (84 shares)	-	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	(977)	-	-	-	495	(482)

Balance at March 31, 2012	$70	$58,909	$25,836	$(3,442)	(9)	$(1)	$274	$81,637

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities	(Unaudited)
Net income (loss)	$(977)	$396
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Provision for loan losses	1,972	438
Depreciation and amortization expense	174	199
Net loss on foreclosed assets	30	-
Gain on sale of loans	(350)	(77)
Loans originated for sale	(12,789)	(4,653)
Proceeds from sale of loans held for sale	14,845	3,780
Net amortization from investments	70	39
Amortization of intangible assets	8	8
Provision for deferred taxes	-	124
Net gain on investments	-	(147)
Stock-based compensation	61	47
Net change in:
Accrued income receivable	45	(5)
Deferred loan fees	(35)	(30)
Cash surrender value of life insurance	(75)	(77)
Other assets	76	49
Other liabilities	(317)	(669)
Net cash provided (used) by operating activities	2,738	(578)
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	2,025	1,131
Proceeds from sale of available-for-sale securities	100	147
Proceeds from maturities of held-to-maturity securities	749	492
Redemption of Federal Home Loan Bank stock	335	-
Purchase of available-for-sale securities	(4,216)	-
Purchase of held-to-maturity securities	(3,268)	-
Loan originations net of principal payments	12,082	(3,921)
Purchase of premises and equipment	(155)	(259)
Proceeds from the sale of foreclosed assets	154	120
Net cash provided (used) by investing activities	7,806	(2,290)
Cash flows from financing activities
Net change in time deposits	(6,381)	(2,351)
Net change in other deposit accounts	6,116	10,556
Repayment of borrowed funds	(2,907)	(14,882)
Net change in mortgagors' escrow accounts	(2,366)	(2,427)
Change in short term borrowings	5,683	5,461
Forfeited restricted shares	(2)	-
Common stock repurchased	(1)	(1)
Cash dividends to common stockholders	(198)	(140)
Net cash used by financing activities	(56)	(3,784)
Net change in cash and cash equivalents	10,488	(6,652)
Cash and cash equivalents at beginning of period	18,069	14,263
Cash and cash equivalents at end of period	$28,557	$7,611
Non-cash investing activities:
Transfer of loans to foreclosed assets	$258	$227
Cash paid during the period for:
Interest	$1,557	$2,381
Income taxes	151	1

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Effective June 29, 2011, Naugatuck Valley Financial Corporation (the “Company”) completed its public stock offering in connection with the conversion of Naugatuck Valley Mutual Holding Company (the “MHC”) from the mutual holding company to the stock holding company form of organization (the “Conversion”). As a result of the Conversion, the Company succeeded Naugatuck Valley Financial Corporation, a Federal corporation (the “Federal Corporation”), as the holding company for Naugatuck Valley Savings and Loan (the “Bank”) and the MHC ceased to exist. A total of 4,173,008 shares of Company common stock were sold in a subscription and community offering at $8.00 per share, including 250,380 shares purchased by the Naugatuck Valley Savings and Loan Employee Stock Ownership Plan (the “ESOP”). Additionally, shares totaling 2,829,358 were issued to the stockholders of the Federal Corporation (other than the MHC) in exchange for their shares of Federal Corporation common stock at an exchange ratio of 0.9978 share of Company common stock for each share of Federal Corporation common stock. Shares outstanding after the stock offering and the exchange totaled 7,002,366. Net proceeds from the reorganization and stock offering totaled $31.3 million, after deducting offering costs of $2.1 million. Net income per share and the weighted average shares outstanding for the three months ended March 31, 2011 have been restated to reflect the Conversion.

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

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Certain reclassifications have been made to prior period consolidated financial statements to conform to the March 31, 2012 consolidated financial statement presentation. These reclassifications only changed the reporting categories but did not affect the Company’s results of operations or financial position. Share and per share data for periods prior to the Conversion have been restated to reflect the effect of the Company’s stock offering and concurrent second-step conversion effective June 29, 2011 at an exchange ratio of 0.9978.

NOTE 3 - CRITICAL ACCOUNTING POLICIES

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The accounting policies related to loans and the allowance for loan losses are presented below. For a summary of all other significant accounting policies, please refer to Note 4, “Summary of Significant Accounting Policies”, contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

Impaired Loans - Impaired loans consist of non-accrual loans and troubled debt restructurings (“TDRs”) in accordance with applicable authoritative accounting guidance. With the exception of loans that were restructured and still accruing interest, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans deemed to be impaired are classified as non-accrual.

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

Troubled Debt Restructurings. TDRs are loans for which the original contractual terms of the loans have been modified and both of the following conditions exist: (i) the restructuring constitutes a concession (including reduction of interest rates or extension of maturity dates) and (ii) the borrower is experiencing financial difficulties. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes.

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

NOTE 4 — Accounting Standards Updates

Recently Adopted Accounting Guidance

Clarification to Accounting for Troubled Debt Restructurings: In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the accounting for TDRs. Given the recent economic downturn, many banks have seen an increase in the number of loan modifications. Diversity in practice exists in terms of identifying whether a loan modification qualifies as a TDR, such that the FASB was asked to provide guidance. This new guidance was developed to assist creditors in determining whether a loan modification meets the criteria to be considered a TDR, both for purposes of recording an impairment and for disclosure of TDRs. The amendment specifies that in evaluating whether a restructuring constitutes a TDR, a creditor must conclude that both of the following conditions exist: (i) the restructuring constitutes a concession and (ii) the borrower is experiencing financial difficulties. The Company adopted this guidance effective July 1, 2011, and applied this guidance to restructurings occurring on or after January 1, 2011. The new guidance did not impact the Company’s financial position, results of operations, or liquidity or the numbers of TDRs indentified.

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

Statement of Comprehensive Income: In April 2011, the FASB issued accounting guidance requiring companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate, but consecutive statements. This approach represents a change from current GAAP, which allows companies to report OCI and its components in the statement of shareholder’s equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). This guidance is effective for fiscal years beginning after December 15, 2011, but early adoption is permitted. Since the guidance only relates to disclosure, the adoption of this guidance did not impact the Company’s financial condition, results of operations, or liquidity.

Recently Issued Accounting Guidance

There were no additional accounting standards updates applicable to the Company issued by FASB during the first quarter ended March 31, 2012. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 5 – INVESTMENT SECURITIES

At March 31, 2012, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,012	$46	$-	$1,058
Government guaranteed mortgage-backed securities	16,881	775	(56)	17,600
Government guaranteed collateralized mortgage obligations	1,513	19	-	1,532
Private label collateralized mortgage obligations	341	-	(70)	271
Total debt securities	19,747	840	(126)	20,461
Money market preferred stocks	7,900	-	(197)	7,703

Total available-for-sale securities	$27,647	$840	$(323)	$28,164

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$27,182	$432	$-	$27,614

Total held-to-maturity securities	$27,182	$432	$-	$27,614

At December 31, 2011, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,014	$54	$-	$1,068
Government guaranteed mortgage-backed securities	13,919	844	-	14,763
Government guaranteed collateralized mortgage obligations	1,711	10	-	1,721
Private label collateralized mortgage obligations	352	-	(97)	255
Total debt securities	16,996	908	(97)	17,807
Money market preferred stocks	8,000	-	(756)	7,244

Total available-for-sale securities	$24,996	$908	$(853)	$25,051

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$25,292	$387	$(9)	$25,670

Total held-to-maturity securities	$25,292	$387	$(9)	$25,670

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

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012, and December 31, 2011.

	At March 31, 2012
	Securities in Continuous Unrealized Loss Position Less Than 12 Months
(Dollars in thousands)	Number of Securities	Market Value	Unrealized Loss

Government guaranteed mortgage backed securities	1	$70	$(1)

Total securities in unrealized loss position	1	$70	$(1)

	Securities in Continuous Unrealized Loss Position 12 or More Consecutive Months
(Dollars in thousands)	Number of Securities	Market Value	Unrealized Loss

Private label collateralized mortgage obligations	1	$271	$(70)
Money market preferred stocks	2	2,203	(197)
Total securities in unrealized loss position	3	$2,474	$(267)

	At December 31, 2011
	Securities in Continuous Unrealized Loss Position Less Than 12 Months
(Dollars in thousands)	Number of Securities	Market Value	Unrealized Loss

Government guaranteed mortgage backed securities	2	$4,244	$(9)
Total securities in unrealized loss position	2	$4,244	$(9)

	Securities in Continuous Unrealized Loss Position 12 or More Consecutive Months
(Dollars in thousands)	Number of Securities	Market Value	Unrealized Loss

Private label collateralized mortgage obligations	1	$256	$(97)
Money market preferred stocks	2	1,644	(756)
Total securities in unrealized loss position	3	$1,900	$(853)

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at March 31, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Real estate loans:
One-to four-family	$210,861	$217,893
Construction	28,351	29,734
Multi-family and commercial real estate	154,724	160,858
Total real estate loans	393,936	408,485

Commercial business loans	35,681	36,645
Consumer loans:
Savings accounts	758	847
Personal	175	197
Automobile	505	509
Home equity	31,237	32,157
Total consumer loans	32,675	33,710
Totals loans	462,292	478,840

Less:
Allowance for loan losses	7,220	8,053
Undisbursed construction loans	2,086	3,489
Deferred loan origination fees, net	297	333
Loans receivable, net	$452,689	$466,965
Weighted average yield	5.25%	5.29%

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

The Company’s loan portfolio is segregated into the following portfolio segments:

One-to Four-Family Owner Occupied Loans. This portfolio segment consists of the origination of first mortgage loans secured by one-to four-family owner occupied residential properties and residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area. Although the Company has experienced an increase in foreclosures on its owner occupied loan portfolio over the past year, foreclosures are still at relatively low levels and believe this is due mainly to its conservative underwriting and lending policies which do not allow for risky loans such as “Option ARM,” “sub-prime” or “Alt-A” loans.

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

Construction and Land Development Loans. This portfolio segment includes commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties and land loans, which are loans made with land as security. Construction and land development financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. Construction loans also expose the Company to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties, which may cause some borrowers to be unable to continue with debt service which exposes the Company to greater risk of non-payment and loss. Additionally, economic factors such as the decline of property values may have an adverse effect on the ability of the borrower to sell the property.

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

Management reviews the allowance for loan losses on at least a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process by portfolio segment includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

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

The allowance generally consists of specific and general components. The specific component relates to loans that have been evaluated and determined to be impaired under ASC 310-10-35. For such impaired loans, when the discounted cash flows (or collateral value or observable market price if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan, the Company will charge the difference to loss or establish an allowance if the loss is not confirmed. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Additional general reserves are placed on loans classified as either doubtful, substandard or special mention. Although for analytical purposes, certain reserves are attributed to loans that are impaired and general components are attributed to loans evaluated collectively. The allowance is available to cover all charge offs that arise from the loan portfolio.

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

The following tables set forth the balance of the allowance for loan losses at March 31, 2012 and December 31, 2011, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. Also included is a summary of transactions in the allowance for loan losses for the three months ended March 31, 2012 and the year ended December 31, 2011. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	One-to Four- Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
As of and for the Three Months Ended March 31, 2012
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,745	$1,327	$3,745	$754	$482	$8,053
Provision for loan losses	453	(107)	346	1,128	152	1,972
Charge-offs	(301)	(573)	(960)	(876)	(101)	(2,811)
Recoveries	4	-	-	1	1	6
Ending Balance	$1,901	$647	$3,131	$1,007	$534	$7,220
Ending Balance individually evaluated for impairment	$2,953	$9,542	$5,930	$3,594	$136	$22,155
Ending Balance collectively evaluated for impairment	$207,908	$18,809	$148,794	$32,087	$32,539	$440,137

As of and for the Year Ended December 31, 2011
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,585	$600	$2,714	$884	$610	$6,393
Provision for loan losses	377	1,449	1,942	383	142	4,293
Charge-offs	(217)	(722)	(911)	(516)	(271)	(2,637)
Recoveries	-	-	-	3	1	4
Ending Balance	$1,745	$1,327	$3,745	$754	$482	$8,053
Ending Balance individually evaluated for impairment	$2,721	$8,474	$4,422	$3,585	$225	$19,427
Ending Balance collectively evaluated for impairment	$215,172	$21,260	$156,436	$33,060	$33,485	$459,413

The Company’s policies provide for the classification of loans and other assets into the following categories: pass (1 - 4), bankable with care (5), special mention (6), substandard (7), doubtful (8) and loss (9). Consistent with regulatory guidelines, loans and other assets that are considered to be of lesser quality are classified as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific valuation allowance or charge-off is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

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

The following tables are a summary of the loan portfolio quality indicators by loan class as of March 31, 2012 and December 31, 2011:

Commercial Loans - Credit Risk Profile by Internally Assigned Grade:
	At March 31, 2012			At December 31, 2011
(In thousands)	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate
Grade:
4	$6,065	$-	$36,416	$6,659	$216	$40,769
5	19,332	9,475	82,068	21,941	7,463	88,089
6	4,583	5,123	21,027	2,072	5,948	15,383
7	5,678	10,507	15,213	5,235	8,595	16,004
8	23	-	-	738	-	613
Total	$35,681	$25,105	$154,724	$36,645	$22,222	$160,858

Consumer Loans - Credit Risk Profile by Internally Assigned Grade:
	At March 31, 2012		At December 31, 2011
(In thousands)	Residential - Prime	Residential - Construction	Residential - Prime	Residential - Construction

Grade:
Pass	$205,405	$5,332	$213,049	$7,512
Special Mention	-	-	746	-
Substandard	5,456	-	4,098	-
Doubtful	-	-	-	-
Total	$210,861	$5,332	$217,893	$7,512

Consumer Loans - Credit Risk Profile Based on Payment Activity:
	At March 31, 2012	At December 31, 2011
(In thousands)	Consumer - Other	Consumer - Other
Grade:
Performing	$32,460	$33,323
Nonperforming	215	387
Total	$32,675	$33,710

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of March 31, 2012 and December 31, 2011:

	Credit Quality Information
As of March 31, 2012	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days (Nonaccrual)	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans
One-to four-family	$483	$250	$4,515	$5,248	208,859	$214,107	$-
Construction	95	308	8,297	8,700	16,405	25,105	-
Commercial realestate and multi-family	258	-	10,124	10,382	144,342	154,724	-
Commercial business loans	758	724	4,180	5,662	30,019	35,681
Consumer - other	485	81	215	781	31,894	32,675	-
Total	$2,079	$1,363	$27,331	$30,773	$431,519	$462,292	$-

As of December 31, 2011
(In thousands)
Real estate loans
One-to four-family	$1,379	$214	$4,140	$5,733	212,160	$217,893	$-
Construction	270	-	9,005	9,275	20,459	29,734	-
Commercial realestate and multi-family	654	249	9,182	10,085	150,773	160,858	-
Commercial business loans	396	-	1,967	2,363	34,282	36,645
Consumer - other	467	37	387	891	32,819	33,710	-
Total	$3,166	$500	$24,681	$28,347	$450,493	$478,840	$-

The following table is a summary of nonaccrual loans by loan class as of March 31, 2012 and December 31, 2011:

	As of
(In thousands)	March 31, 2012	December 31, 2011

Residential
One-to four-family	$4,515	$4,140
Construction	8,297	9,005
Commercial real estate and multi-family	10,124	9,182
Commercial business loans	4,180	1,967
Consumer - other	215	387
Total nonaccrual loans	$27,331	$24,681

Nonperforming loans (defined as nonaccrual loans and TDRs) totaled $27.3 million at March 31, 2012 compared to $24.7 million at December 31, 2011 ($1.3 million of which at both dates is fully guaranteed by the U.S. Small Business Administration). The amount of income that was contractually due but not recognized on nonperforming loans totaled $108,000 for the quarter ended March 31, 2012, compared with $365,000 for the year ended December 31, 2011.

At March 31 2012, there were no loans 90 or more days past due and still accruing interest. At March 31, 2012, the Company had 88 loans on non-accrual status with foregone interest for the period since the loans were placed on non-accrual status in the amount of approximately $986,000. Included in these loans were 43 loans which were not 90 days past due, but were placed on non-accrual status as a result of a recent modification or the identification of a weakness on the loan.

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

At March 31, 2012, the Company had $22.0 million of loans which were considered to be impaired, with a valuation allowance of $11,000, compared to $19.4 million of such loans at December 31, 2011 with a valuation allowance of $1.4 million. The increase is primarily due to the classification of the following as impaired during the period: two residential development loans, eight commercial real estate loans, four commercial loans secured by business assets, four residential mortgage loans and one home equity loan. The increases were partially offset by removing from impaired status, one residential mortgage loan and one home equity loan. Additionally, $1.1 million of specific reserves that were allowed under previous regulatory supervision, were charged off against the loan balances as required under current supervision.

The following tables are a summary of impaired loans by class of loans as of March 31, 2012 and December 31, 2011:

As of March 31, 2012	Carrying Amount	Unpaid Principal Balance	Related Allowance	Average Carrying Amount	Interest Income Recognized
Impaired loans without valuation allowance:	(In thousands)
Real estate loans
One-to four-family	$2,659	$2,958	$-	$2,809	$23
Construction	9,542	11,045	-	10,263	101
Commercial real estate and multi-family	5,896	6,754	-	6,451	17
Commercial business loans	3,455	3,799	-	3,916	19
Consumer - other	56	188	-	122	1
Total impaired loans without valuation allowance	21,608	24,744	-	23,561	161

Impaired loans with valuation allowance:
Real estate loans
One-to four-family	298	298	2	297	4
Consumer - other	78	78	9	77	-
Total impaired loans with valuation allowance	376	376	11	374	4
Total impaired loans	$21,984	$25,120	$11	$23,935	$165

	Carrying Amount	Unpaid Principal Balance	Related Allowance	Average Carrying Amount	Interest Income Recognized
As of December 31, 2011	(In thousands)
Impaired loans without valuation allowance:
Real estate loans
One-to four-family	$1,360	$1,375	$-	$1,368	$42
Construction	959	959	-	944	5
Commercial real estate and multi-family	3,334	3,352	-	3,370	201
Commercial business loans	2,870	3,094	-	239	80
Consumer - other	101	353	-	206	1
Total impaired loans without valuation allowance	8,624	9,133	-	6,127	329
Impaired loans with valuation allowance:
Real estate loans
One-to four-family	$1,361	$1,361	$109	$1,362	$42
Construction	7,515	8,980	510	4,173	279
Commercial real estate and multi-family	1,088	1,088	336	1,097	24
Commercial business loans	715	715	46	662	35
Consumer - other	124	124	71	125	6
Total impaired loans with valuation allowance	10,803	12,268	1,072	7,419	386
Total impaired loans	$19,427	$21,401	$1,072	$13,546	$715

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

The following table presents a summary of loans that were restructured during the three months ended March 31, 2012.

	For the Three Months Ended March 31, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post- Modification Recorded Investment

Real estate loans:
One-to four-family	4	$989	$-	$3	$992
Multi-family and commercial real estate	1	426	-	-	426
Consumer loans:
Home equity	3	123	-	-	123
Total TDRs restructured during
the period	8	$1,538	$-	$3	$1,541
TDRs, still accruing interest	3	$567	$-	$-	$567
TDRs, included in nonaccrual	5	971	-	3	974
Total	8	$1,538	$-	$3	$1,541

The specific reserve portion of the allowance for loan losses on TDRs is determined by discounting the restructured cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is considered collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance (i.e. specific reserve) as a component of the allowance for loan losses, or charges off the impaired balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio. The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for specific impairment. All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment. During the three months ended March 31, 2012, the Company charged off $1.8 million of loans classified as TDRs, on which there were $733,000 of related specific reserves.

NOTE 7 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents are comprised of stock options and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the three months ended March 31, 2012, anti-dilutive options excluded from the calculations totaled 305,751 options (with an exercise price of $11.12) and 7,482 options (with an exercise price of $12.51). For the three months ended March 31, 2011, anti-dilutive options excluded from the calculations totaled 317,849 options (with an exercise price of $11.12) and 7,483 options (with an exercise price of $12.51). Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$(977,000)	$396,000

Weighted-average common shares outstanding: (1)
Basic	6,610,803	6,829,899
Effect of dilutive stock options
and restrictive stock awards	-	-
Diluted	6,610,803	6,829,899

Earnings (loss) per common share: (1)
Basic	$(0.15)	$0.06
Diluted	$(0.15)	$0.06

(1) For comparative purposes, the weighted average shares outstanding and resulting earnings per share for the three months ended March 31, 2011, have been restated to give recognition to the exchange ratio (0.9978) applied in the Conversion.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net income (loss)	$(977)	$396

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	462	(125)
Reclassification adjustment for (gain) loss
realized in net income	-	-

Other comprehensive income (loss) before tax effect	462	(125)

Income tax effect related to items of other
comprehensive income (loss)	(33)	(22)

Other comprehensive income (loss) net of tax effect	495	(103)

Total comprehensive income (loss)	$(482)	$293

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

The amounts and terms of the awards granted under the Incentive Plan are summarized in the following table.

	Grant date
	July 26, 2008	December 18, 2007	March 20, 2007	March 21, 2006

Option awards
Awarded	997	1,995	7,483	6,485
Exercise price	$11.12	$11.12	$12.51	$11.12
Maximum term in years	10	10	10	10
Restricted stock awards
Awarded	997	2,993	1,995	1,496

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

The Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below. The Company recorded share-based compensation expense of $1,083 for the three months ended March 31, 2012, compared to $5,751 for the three months ended March 31, 2011, in connection with the stock option and restricted stock awards. Additionally, during the three months ended March 31, 2012, the Company repurchased 84 shares of its stock that were surrendered for the purpose of satisfying withholding taxes on vested restricted stock awards.

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

Grant date	July 26, 2008	December 18, 2007	March 20, 2007	March 21, 2006

Dividend yield	2.74%	2.20%	1.60%	1.89%
Expected volatility	13.40%	11.00%	10.49%	11.20%
Risk-free rate	3.56%	3.63%	4.48%	4.61%
Expected life in years	6.5	6.5	6.5	6.5

Weighted average fair value of options at grant date	$1.51	$1.18	$2.55	$2.25

NOTE 10 - DIVIDENDS

On January 24, 2012, the Company's Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on March 1, 2012, to stockholders of record as of the close of business on February 10, 2012.

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

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets
Cash and cash equivalents	$28,557	$28,557	$18,069	$18,069
Investment securities	55,346	55,778	50,343	50,721
Loans held for sale	1,286	1,286	2,993	2,993
Loans receivable, net	452,689	468,645	466,965	492,446
Accrued income receivable	1,887	1,887	1,932	1,932
Mortgage servicing rights	685	720	700	742

Financial Liabilities
Deposits	$410,622	$414,340	$410,887	$409,357
Borrowed funds	73,593	75,309	70,817	72,757
Mortgagors' escrow accounts	2,389	2,389	4,755	4,755

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

Foreclosed Property and Repossessed Assets - Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the three months ended March 31, 2012 and 2011, foreclosed properties and repossessed assets with a carrying value of $258,000 and $227,000, respectively, were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. There was one subsequent valuation adjustment to a foreclosed property in the amount of $12,000 for the three months ended March 31, 2012. There were no subsequent valuation adjustments to foreclosed properties and repossessed assets for the three months ended March 31, 2010. Collateral dependent impaired loans and foreclosed real estate and repossessed assets are considered Level 3, as the fair value is based on an appraisal and the adjustment to comparable sales made by the appraiser are unobservable. Non collateral dependent loans are measured using a discounted cash flow technique and are also considered Level 3, as the inputs are the Bank’s own assumptions.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis at March 31, 2012 are summarized below:

	March 31, 2012 Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,058	$-	$1,058
Government guaranteed mortgage-backed securities	-	17,600	-	17,600
Government guaranteed collateralized mortgage obligations	-	1,532	-	1,532
Private label collateralized mortgage obligations	-	271	-	271
Money market preferred stocks	-	-	7,703	7,703
Residential loans held for sale	-	1,286	-	1,286
Assets measured at fair value on a non-recurring basis:				-
Impaired loans	$-	$-	$21,973	21,973
Foreclosed real estate and other repossessed assets	-	-	947	947
Mortgage-servicing rights	-	-	720	720

There were no significant transfers of assets between Levels 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2012.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis:

	For the Three	For the Year
	Months Ended	Ended
	March 31,	December 31,
(In thousands)	2012	2011

Balance at beginning of period	$7,244	$7,960
Increase (decrease) in fair value of securities included in
accumulated other comprehensive income	559	(516)
Redemptions at par	(100)	(200)
Balance at end of period	$7,703	$7,244

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K/A.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the size, quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed below under “Item 1A – Risk Factors” and in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets were relatively flat, decreasing $102,000 from $572.2 million at December 31, 2011 to $572.1 million at March 31, 2012. Net loans receivable decreased by $14.3 million, or 3.1%, partially offset by an increase in cash and cash equivalents of $10.5 million. Decreases were experienced in all categories of loans in loans: one-to four-family loans decreased by $7.0 million, multi-family and commercial real estate loans decreased by $6.1 million, construction loans decreased by $1.4 million, and commercial business loans and consumer loans each decreased by $1.0 million. The decrease in one-to four-family loans is primarily related to the sale of new production 30 year fixed rate mortgages on the secondary market. Commercial real estate loans and commercial business loans decreased primarily due to normal amortization, combined with a few large pay offs and decreased demand for these types of products. The construction loan portfolio has decreased as homes are sold on existing projects and consumer loans have decreased as customers have been paying off second mortgages as they refinance into first mortgages.

Total liabilities were $490.5 million at March 31, 2012 compared to $489.9 million at December 31, 2011. Deposits at March 31, 2012 decreased $265,000, or 0.1%, from December 31, 2011. Between December 31, 2011 and March 31, 2012, core deposits (defined as all deposits other than certificates of deposit) increased $6.1 million while certificates of deposit decreased $6.4 million. Management attributes the increase in core deposits to management’s strategy to offer competitive short term rates and products, as well as depositor preference to maintain funds in short term accounts given the expectation for higher market interest rates. Advances from the Federal Home Loan Bank of Boston decreased by $2.9 million, from $64.3 million at December 31, 2011 to $61.4 million at March 31, 2012, while reverse repurchase agreements increased $5.7 million, from $6.5 million to $12.2 million over the same period.

Total stockholders’ equity was $81.6 million at March 31, 2012 compared to $82.3 million at December 31, 2011. The decrease in stockholders’ equity was primarily due to the net loss of $977,000 experienced for the three month period and dividends of $198,000 paid to shareholders, partially offset by a net decrease in the unrealized loss on available for sale securities of $495,000.

Comparison of Operating Results For the Three Months Ended March 31, 2012 and 2011

General. For the three months ended March 31, 2012, the Company recorded a net loss of $977,000 compared to net income of $396,000 for the three months ended March 31, 2011, a decrease of $1.4 million or 346.7%. The decrease was primarily due to increased loan loss provisions and a higher level of noninterest expense, including the previously announced deposit related charge relating to the underpayment of interest on certain certificate of deposit accounts. These increases were partially offset by higher levels of net interest income and noninterest income.

Net Interest Income. Net interest income for the quarter ended March 31, 2012 totaled $4.9 million compared to $4.4 million for the quarter ended March 31, 2011, an increase of $509,000 or 11.6%. The increase in net interest income was primarily due to a decrease in interest expense of $805,000, or 34.1%, in the three month period. The decrease was primarily due to a decrease in the average rates paid on interest bearing liabilities. The average rates paid on deposits and borrowings decreased by 57 basis points in the three month period. The rate decrease is mainly due to certificates of deposit renewing at lower rates or being transferred to savings accounts during the period. The average balances of interest bearing liabilities decreased by 4.7% for the three months ended March 31, 2012. The decrease in interest bearing liabilities is attributed primarily to a 23.4% decrease in the average balance of borrowings.

The decrease in interest expense was partially offset by a decrease in interest income. Interest income decreased by $296,000, or 4.4%, in the three month period. The decrease was primarily due to a decrease in the average rates earned on interest earning assets. The average rates earned on loans and investments decreased by 18 basis points in the three month period. The average balances of interest earning assets decreased by 0.8% for the three months ended March 31, 2012. The decrease in interest earning assets is attributed to a 2.3% decrease in the average balance of the loan portfolio, partially offset by a 13.7% increase in the average balance of the investment portfolio. The decrease is due primarily to the sale of new production of residential mortgages through the Bank’s secondary mortgage operation, combined with loan payoffs.

The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,047	$6,332	(4.50)%
Investment securities	411	425	(3.29)
Federal Home Loan Bank stock	8	5	60.00
Total interest income	6,466	6,762	(4.38)
Interest expense:
Certificate accounts	965	1,587	(39.19)
Regular savings accounts	91	104	(12.50)
Checking and NOW accounts	12	11	9.09
Money market savings accounts	27	44	(38.64)
Total interest-bearing deposits	1,095	1,746	(37.29)
FHLB advances	445	589	(24.45)
Other borrowings	13	23	(43.48)
Total interest expense	1,553	2,358	(34.14)
Net interest income	$4,913	$4,404	11.56%

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$462,905	5.23%	$473,877	5.34%
Fed Funds sold	2,698	0.00	2,154	0.00
Investment securities	51,801	3.17	45,543	3.73
Federal Home Loan Bank stock	6,208	0.52	6,252	0.32

Total interest-earning assets	$523,612	4.94	$527,826	5.12

Interest-bearing liabilities
Certificate accounts	$202,627	1.90	$238,272	2.66
Regular savings accounts & escrow	110,588	0.33	85,227	0.49
Checking and NOW accounts	68,116	0.07	59,408	0.07
Money market savings accounts	28,159	0.38	26,799	0.66

Total interest-bearing deposits	409,490	1.07	409,706	1.70
FHLB advances	63,646	2.80	88,641	2.66
Other borrowings	14,141	0.37	12,966	0.71

Total interest-bearing liabilities	$487,277	1.27%	$511,313	1.84%

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

On a quarterly basis, or more often if warranted, management analyzes the loan portfolio. For individually evaluated loans that are considered impaired, an allowance will be established based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependant, the fair value of the collateral when a loss in not confirmed. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual term of the loan agreement.

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2012 and 2011.

	Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Allowance at beginning of period	$8,053	$6,393
Provision for loan losses	1,972	438

Charge-offs	(2,811)	(147)
Recoveries	6	-
Net charge-offs	(2,805)	(147)
Allowance at end of period	$7,220	$6,684

The provision for loan losses was $2.0 million for the three months ended March 31, 2012, compared to $438,000 for the same period in 2011. The increased provision in the 2012 period is due to management’s estimate of possible losses in the loan portfolio, primarily due to increased non-performing loans, charge offs and continuing recessionary economic conditions. The balances of non-performing assets increased $2.0 million between December 31, 2011 and March 31, 2012, primarily as a result of higher balances of nonaccrual loans. The Bank continues its efforts to work with borrowers during these difficult economic times. Classified assets increased $9.6 million over the same period as several large loans were downgraded. Charge-offs were $2.8 million during the three months ended March 31, 2012, compared to $147,000 during the three months ended March 31, 2011. The charge-offs in the 2012 period were due to the write-down of $301,000 on nine one- to four-family loans, one of which was for a deed-in-lieu of foreclosure, the write-down of $101,000 on three home equity loans, one of which was to facilitate a short sale of the collateral property, the write down of six commercial real estate loans and six construction loans in the amounts of $960,000 and $573,000, respectively, and the charge off of nine commercial business loans totaling $876,000. Included in the charge-off amounts this quarter was the write off of $1.1 million of specific reserves that were allowed under previous regulatory supervision, but are now required to be charged directly against the loan balances.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At March 31,	At December 31,
	2012	2011	% Change
	(Dollars in thousands)
Nonaccrual loans	$20,595	$16,909	21.80%
Troubled debt restructurings	6,736	8,494	(20.70)
Real estate owned	857	783	9.45
Other repossessed assets	90	90	-
Total nonperforming assets	$28,278	$26,276	7.62%

Total nonperforming loans to total loans	5.94%	5.35%	11.03%

Total nonperforming loans to total assets	4.78%	4.44%	7.66%

Total nonperforming assets to total assets	4.94%	4.59%	7.63%

The following table shows the aggregate amounts of the Company’s classified assets at the dates indicated.

	At March 31,	At December 31,
	2012	2011
	(In thousands)

Special mention assets	$31,325	$24,756
Substandard assets	40,437	36,094
Doubtful assets	143	1,429
Loss assets	-	-
Total classified assets	$71,905	$62,279

The 15.5% increase in the level of classified assets from December 31, 2011 to March 31, 2012 was primarily in the commercial loan portfolio. Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance. These assets warrant and receive increased management oversight and allowance for loan losses (both general allowances and, in certain cases, specific allowances) have been established to account for the increased credit risk of these assets.  At March 31, 2012, $27.0 million of classified assets were nonperforming assets, compared to $24.3 million at December 31, 2011.

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2012 and 2011.

	Three Months
	Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Mortgage banking income	$391	$128	205.47
Fees for other services	262	174	50.57
Fees for services related to deposit accounts	202	213	(5.16)
Income from bank owned life insurance	75	77	(2.60)
Income from investment advisory services, net	56	74	(24.32)
Recovery from legal settlement	-	147	(100.00)
Other income	25	24	4.17
Total	$1,011	$837	20.79

Noninterest income was $1.0 million for the quarter ended March 31, 2012 compared to $837,000 for the quarter ended March 31, 2011, an increase of 20.8%. The increase is primarily due to an increase in income generated by increased activity in the secondary mortgage market, combined with increases in fees for other services. These increases were partially offset by decreases in income from investment advisory services, fees for services related to deposit accounts and income from bank owned life insurance. Additionally, $147,000 is included in the three months ended March 31, 2011 representing a partial recovery with respect to Fannie Mae auction rate pass-through certificates on which an other-than-temporary impairment charge was recorded in the third quarter of 2008.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2012 and 2011.

	Three Months
	Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$2,664	$2,357	13.03
Deposit related charge	800	-	N/A
Office occupancy	575	607	(5.27)
Professional fees	293	138	112.32
Directors compensation	205	176	16.48
Computer processing	174	262	(33.59)
Loss on foreclosed real estate, net	136	39	248.72
FDIC insurance premiums	133	204	(34.80)
Advertising	126	99	27.27
Office supplies	54	47	14.89
Public company expenses	19	18	5.56
Other expenses	291	304	(4.28)
Total	$5,470	$4,251	28.68

Noninterest expense was $5.5 million for the quarter ended March 31, 2012 compared to $4.3 million for the quarter ended March 31, 2011. The increase was primarily the result of increases in compensation costs, professional fees, loss on foreclosed real estate, director’s compensation, advertising, and office supplies, partially offset by decreases in computer processing, FDIC insurance and office occupancy over the 2011 period. Increases in compensation were due primarily to the expansion of our secondary mortgage operation, combined with additional staff hired to ensure regulatory compliance. Additionally, during the quarter ended March 31, 2012, the Bank accrued $800,000 in connection with the previously announced deposit-related charge related to the underpayment of interest on certain certificate of deposit accounts.

Income Taxes. Provision (benefit) for income taxes was ($541,000) for the quarter ended March 31, 2012 compared to $396,000 for the quarter ended March 31, 2011. The primary reason for the decrease was the net loss experienced before provision for income taxes.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and advances from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Each quarter the Bank projects liquidity availability and demands on this liquidity for the next 90 days. The Bank regularly adjusts its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in federal funds and short- and intermediate-term U.S. Government agency obligations.

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $28.6 million, including federal funds of $5.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $28.2 million at March 31, 2012. At March 31, 2012, the Bank had the ability to borrow a total of $136.2 million from the Federal Home Loan Bank of Boston, of which $61.4 million in borrowings was outstanding, along with $12.2 million in repurchase agreements. At March 31, 2012, the Bank had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. The Bank had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date. In addition, at March 31, 2012, the Bank had the ability to borrow $15 million from the Federal Reserve Bank Discount Window. The Bank had no advances outstanding on this line at March 31, 2012.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	March 31,	December 31,
(In thousands)	2012	2011
Commitments to extend credit:
Loan commitments on one-to four-family loans	$708	$5,320
Unused lines of credit	19,516	19,424
Amounts due mortgagors on construction loans	15,494	15,476
Amounts due on commercial loans	19,297	24,675
Commercial letters of credit	4,912	5,683

Certificates of deposit due within one year of March 31, 2012 totaled $101.4 million, or 24.7% of total deposits. If these deposits do not remain with the Bank, it will be required to seek other sources of funds, including other certificates of deposit and its available lines of credit. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before March 31, 2013. Based on past experience, however, the Bank believes that a significant portion of our certificates of deposit will remain with us. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, the Company (on a consolidated basis) has remained highly liquid. The Company is not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material decrease in liquidity. The Company expects that all of our liquidity needs, including the contractual commitments stated above and increases in loan demand, can be met by our currently available liquid assets and cash flows. In the event loan demand was to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or the Federal Reserve Bank Discount Window. The Company expects that our currently available liquid assets and our ability to borrow from both the Federal Home Loan Bank of Boston and the Federal Reserve Bank would be sufficient to satisfy our liquidity needs without any material adverse effect on our liquidity.

The Bank’s primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2012, the Bank originated $40.1 million of loans, including renewals, refinances and advances. These activities were funded primarily by the proceeds from sales and maturities of available-for-sale securities and held to maturity securities of $2.9 million, proceeds of from the sale of loans in the secondary market in the amount of $17.6 million, and loan payoffs combined with normal amortization.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Bank experienced a net decrease in total deposits of $265,000 for the three months ended March 31, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors. The Bank generally manages the pricing of deposits to be competitive and to increase core deposit relationships. Occasionally, the Bank offers promotional rates on certain deposit products in order to attract deposits. The Bank experienced a net decrease in Federal Home Loan Bank advances of $2.9 million, and an increase in repurchase agreements of $5.7 million for the three months ended March 31, 2012.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $11.8 million at March 31, 2012.

The Company is not subject to separate regulatory capital requirements. At March 31, 2012, the Bank was subject to the regulatory capital requirements of the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, the Bank exceeded all of its regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OCC at March 31, 2012.

			Naugatuck Valley
	OCC Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	$71,664	17.99%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	66,645	16.73%

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	66,656	11.62%

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

For the three months ended March 31, 2012, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. The Company manages the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect the Company’s earnings while decreases in interest rates may beneficially affect the Company’s earnings. To reduce the potential volatility of the Company’s earnings, the Company has sought to improve the match between assets and liability maturities (or rate adjustment periods), while maintaining an acceptable interest rate spread, by originating adjustable-rate mortgage loans for retention in our loan portfolio, variable-rate home equity lines and variable-rate commercial loans and by purchasing variable-rate investments and investments with expected maturities of less than 10 years. Generally, loans are sold without recourse and with servicing retained. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

The Bank’s Asset/Liability Committee communicates, coordinates and controls all aspects of asset/liability management. The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

Quantitative Aspects of Market Risk. The Company also uses a third party consultant to perform interest rate sensitivity and net interest income simulation analysis. The net interest income simulation measures the volatility of net interest income as a consequence of different interest rate conditions at a particular point in time. Using a range of assumptions, the simulations provide an estimate of the impact of changes in interest rates on net interest income. The various assumptions used in the model are reviewed on a quarterly basis by the asset/liability committee. Changes to these assumptions can significantly affect the results of the simulation.

The following table, which is based on information that we provided to our third party consultant as of March 31, 2012, presents an approximation of our exposure as a percentage of estimated net interest income for the next 12-month period using interest income simulation. The simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment speeds can have a significant impact on the interest income simulation. When interest rates rise, prepayment speeds tend to slow down. When interest rates fall, prepayment speeds tend to increase. We believe that our assumptions included in the simulation are reasonable; however, there can be no guarantee that these prepayment rates will approximate actual future repayment activity. Our third party consultant also performs dynamic modeling. This type of modeling employs a further set of assumptions attempting to simulate scenarios that are more likely than an immediate and sustained shock of 100 to 300 basis points and include the business planning strategies. The changes in rates in the table below are assumed to occur immediately.

At March 31, 2012
Percentage Change in
Basis Point (“bp”)	Estimated Net Interest Income
Change in Rates	Over 12 months

+300 bp	-0.03%
+200	0.44%
+100	0.50%
Flat	0.00%
-100	-2.49%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K/A are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2012.

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

____________________

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

Naugatuck Valley Financial Corporation

Date:	May 15, 2012	by:	/s/ John C. Roman

John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date:	May 15, 2012	by:	/s/ Lee R. Schlesinger

Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)

