Form 10-Q
period 2012-06-30
Naugatuck Valley Financial Corp
filed 2012-08-13
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

As of August 6, 2012, there were 7,002,208 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from depository institutions	$21,910	$15,436
Investment in federal funds	868	2,633
Investment securities available-for-sale, at fair value	26,512	25,051
Investment securities held-to-maturity, at amortized cost	29,379	25,292
Loans held for sale	1,358	2,993
Loans receivable, net	444,426	466,965
Accrued income receivable	1,773	1,932
Foreclosed real estate and repossessed assets, net	403	873
Premises and equipment, net	9,535	9,654
Bank owned life insurance	9,707	9,556
Federal Home Loan Bank stock, at cost	5,917	6,252
Deferred income taxes	2,480	2,439
Other assets	3,694	3,144

Total assets	$557,962	$572,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$411,346	$410,887
Borrowed funds	57,252	70,817
Mortgagors' escrow accounts	4,621	4,755
Other liabilities	4,088	3,447

Total liabilities	477,307	489,906

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at June 30, 2012 and 7,002,292 outstanding at December 31, 2011.	70	70
Paid-in capital	58,909	58,908
Retained earnings	24,922	27,014
Unearned ESOP shares (391,479 shares at June 30, 2012 and December 31, 2011)	(3,442)	(3,442)
Unearned stock awards (997 shares at June 30, 2012 and 1,395 shares at December 31, 2011)	(9)	(14)
Treasury stock, at cost (158 shares at June 30, 2012 and 74 shares at December 31, 2011)	(1)	(1)
Accumulated other comprehensive income (loss)	206	(221)

Total stockholders' equity	80,655	82,314

Total liabilities and stockholders' equity	$557,962	$572,220

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
Interest income
Interest on loans	$5,652	$6,452	$11,699	$12,784
Interest and dividends on investments and deposits	398	411	817	841
Total interest income	6,050	6,863	12,516	13,625

Interest expense
Interest on deposits	975	1,718	2,069	3,464
Interest on borrowed funds	432	564	890	1,176
Total interest expense	1,407	2,282	2,959	4,640

Net interest income	4,643	4,581	9,557	8,985

Provision for loan losses	2,147	1,040	4,119	1,478

Net interest income after provision for loan losses	2,496	3,541	5,438	7,507

Noninterest income
Mortgage banking income	625	355	1,016	483
Fees for other services	263	233	525	406
Fees for services related to deposit accounts	204	213	406	426
Income from bank owned life insurance	76	78	151	155
Income from investment advisory services, net	51	65	107	139
Net gain on investments	-	86	-	86
Recovery from legal settlement	-	-	-	147
Other income	30	32	54	56
Total noninterest income	1,249	1,062	2,259	1,898

Noninterest expense
Compensation, taxes and benefits	2,705	2,326	5,314	4,669
Office occupancy	575	565	1,150	1,172
Professional fees	244	122	537	259
Loss on foreclosed real estate, net	204	49	341	88
Computer processing	194	64	368	326
FDIC insurance premiums	187	172	321	376
Advertising	160	106	286	205
Directors compensation	130	110	335	286
Office supplies	53	50	107	97
Public company expenses	38	30	57	48
Deposit related charge (reduction)	(88)	-	712	-
Other expenses	468	292	812	610
Total noninterest expense	4,870	3,886	10,340	8,136

Income (loss) before provision for income taxes	(1,125)	717	(2,643)	1,269
Provision (benefit) for income taxes	(410)	212	(951)	368

Net income (loss)	$(715)	$505	$(1,692)	$901
Other Comprehensive income (loss)
Changes in unrealized gain (loss) on securities available-for-sale, net	(68)	121	427	18
Total other comprehensive income	(68)	121	427	18
Comprehensive income (loss)	$(783)	$626	$(1,265)	$919
Earnings (loss) per common share - basic and diluted	$(0.11)	$0.07	$(0.26)	$0.13

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholder’s Equity

Six months ended June 30, 2012

(Unaudited, in thousands, except share data)

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2011	$70	$58,908	$27,014	$(3,442)	$(14)	$(1)	$(221)	$82,314
Dividends declared ($0.06 per common share)	-	-	(397)	-	-	-	-	(397)
Stock based compensation (199 shares vested and 199 shares forfeited)	-	-	(3)	-	5	-	-	2
Stock based compensation options	-	1	-	-	-	-	-	1
Treasury stock acquired (84 shares)	-	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	(1,692)	-	-	-	427	(1,265)

Balance at June 30, 2012	$70	$58,909	$24,922	$(3,442)	(9)	$(1)	$206	$80,655

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities	(Unaudited)
Net income (loss)	$(1,692)	$901
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Provision for loan losses	4,119	1,478
Depreciation and amortization expense	351	393
Net loss on foreclosed assets	172	11
Gain on sale of loans	(810)	(350)
Loans originated for sale	(35,179)	(18,664)
Proceeds from sale of loans held for sale	37,623	16,429
Net amortization from investments	177	73
Amortization of intangible assets	17	17
Provision for deferred taxes	-	124
Net gain on investments	-	(233)
Stock-based compensation	123	92
Net change in:
Accrued income receivable	159	(5)
Deferred loan fees	(54)	(44)
Cash surrender value of life insurance	(151)	(155)
Other assets	550	1,111
Other liabilities	(577)	432
Net cash provided by operating activities	4,828	1,610
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	2,786	2,468
Proceeds from sale of available-for-sale securities	300	1,522
Proceeds from maturities of held-to-maturity securities	3,178	624
Redemption of Federal Home Loan Bank stock	335	-
Purchase of available-for-sale securities	(4,216)	-
Purchase of held-to-maturity securities	(7,386)	-
Loan originations net of principal payments	18,217	(12,187)
Purchase of premises and equipment	(248)	(532)
Proceeds from the sale of foreclosed assets	556	109
Net cash provided (used) by investing activities	13,522	(7,996)
Cash flows from financing activities
Net change in time deposits	(13,790)	(12,867)
Net change in other deposit accounts	14,248	22,169
Advances in borrowed funds	-	5,300
Repayment of borrowed funds	(11,387)	(15,935)
Net change in mortgagors' escrow accounts	(134)	23
Change in short term borrowings	(2,178)	(1,466)
Proceeds from common stock offering, net of offering costs	-	31,322
Purchase of shares by ESOP pursuant to reorganization	-	(2,003)
Forfeited restricted shares	(2)	-
Common stock repurchased	(1)	(1)
Cash dividends to common stockholders	(397)	(220)
Net cash (used) provided by financing activities	(13,641)	26,322
Net change in cash and cash equivalents	4,709	19,936
Cash and cash equivalents at beginning of period	18,069	14,263
Cash and cash equivalents at end of period	$22,778	$34,199
Non-cash investing activities:
Transfer of loans to foreclosed assets	$258	$488
Cash paid during the period for:
Interest	$2,989	$4,657
Income taxes	151	76

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiary, Naugatuck Valley Mortgage Servicing Corporation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of its operations and its cash flows at the dates and for the periods presented.

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

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Certain reclassifications have been made to prior period consolidated financial statements to conform to the June 30, 2012 consolidated financial statement presentation. These reclassifications only changed the reporting categories and did not affect the Company’s results of operations or financial position.

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

The Company engages an independent review of its commercial loan portfolio on a quarterly basis and considers adjustments to its loan ratings based upon this review. In addition, the Company’s regulatory authorities, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

NOTE 4 — Accounting Standards Updates

Recently Adopted Accounting Guidance

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”): In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance does not extend the use of fair value accounting, but clarifies the wording on how it should be applied to be consistent with IFRS and expands certain disclosure requirements relating to Level 3 fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in application from current guidance. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Since the guidance only relates to disclosure, the adoption of this guidance did not impact the Company’s financial condition, results of operations, or liquidity.

Statement of Comprehensive Income: In April 2011, the FASB issued accounting guidance requiring companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate, but consecutive statements. This approach represents a change from current GAAP, which allows companies to report Other Comprehensive Income (“OCI”) and its components in the statement of shareholder’s equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). This guidance is effective for fiscal years beginning after December 15, 2011, but early adoption is permitted. Since the guidance only relates to disclosure, the adoption of this guidance did not impact the Company’s financial condition, results of operations, or liquidity.

Recently Issued Accounting Guidance

There were no additional accounting standards updates applicable to the Company issued by FASB during the second quarter ended June 30, 2012. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 5 – INVESTMENT SECURITIES

At June 30, 2012, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,010	$40	$-	$1,050
Government guaranteed mortgage-backed securities	15,698	728	(28)	16,398
Government guaranteed collateralized mortgage obligations	1,328	18	-	1,346
Private label collateralized mortgage obligations	334	-	(67)	267
Total debt securities	18,370	786	(95)	19,061
Auction-rate trust preferred securities	7,700	-	(249)	7,451

Total available-for-sale securities	$26,070	$786	$(344)	$26,512

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$29,379	$818	$-	$30,197

Total held-to-maturity securities	$29,379	$818	$-	$30,197

At December 31, 2011, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,014	$54	$-	$1,068
Government guaranteed mortgage-backed securities	13,919	844	-	14,763
Government guaranteed collateralized mortgage obligations	1,711	10	-	1,721
Private label collateralized mortgage obligations	352	-	(97)	255
Total debt securities	16,996	908	(97)	17,807
Auction-rate trust preferred securities	8,000	-	(756)	7,244

Total available-for-sale securities	$24,996	$908	$(853)	$25,051

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$25,292	$387	$(9)	$25,670

Total held-to-maturity securities	$25,292	$387	$(9)	$25,670

The Company has identified certain investment securities in which the fair value of the security is less than the cost of the security. This can be from an increase in interest rates since the time of purchase or from deterioration in the credit quality of the issuer. All investment securities which have unrealized losses undergo an internal impairment review.

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

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012, and December 31, 2011.

	At June 30, 2012
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Government guaranteed mortgage backed securities	2	$4,005	$(28)

Total securities in unrealized loss position	2	$4,005	$(28)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$267	$(67)
Auction-rate trust preferred securities	2	2,150	(249)

Total securities in unrealized loss position	3	$2,417	$(316)

	At December 31, 2011
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Government guaranteed mortgage backed securities	2	$4,244	$(9)

Total securities in unrealized loss position	2	$4,244	$(9)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$256	$(97)
Auction-rate trust preferred securities	2	1,644	(756)

Total securities in unrealized loss position	3	$1,900	$(853)

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011

Real estate loans:
One-to four-family	$208,653	$217,893
Commercial real estate and multi-family	150,083	160,858
Construction	33,399	29,734
Total real estate loans	392,135	408,485

Commercial business loans	32,869	36,645
Consumer loans:
Home equity	29,277	32,157
Savings accounts	749	847
Automobile	487	509
Personal	162	197
Total consumer loans	30,675	33,710
Totals loans	455,679	478,840

Less:
Allowance for loan losses	8,399	8,053
Undisbursed construction loans	2,574	3,489
Deferred loan origination fees, net	280	333
Loans receivable, net	$444,426	$466,965

Weighted average yield	5.16%	5.29%

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

The allowance generally consists of specific and general components. The specific component relates to loans that have been evaluated and determined to be impaired under ASC 310-10-35. For such impaired loans, when the discounted cash flows (or collateral value or observable market price if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan, the Company will charge the difference to loss or establish a specific allowance if the loss is not confirmed. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Additional allowances are placed on loans classified as either doubtful, substandard or special mention. Although for analytical purposes, certain allowances are attributed to loans that are impaired and general components are attributed to loans evaluated collectively. The allowance is available to cover all charge offs that arise from the loan portfolio.

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

The following tables set forth the balance of the allowance for loan losses at June 30, 2012 and December 31, 2011, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. Also included is a summary of transactions in the allowance for loan losses for the six months ended June 30, 2012 and the year ended December 31, 2011. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	One-to Four- Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
As of and for the Six Months Ended June 30, 2012
(In thousands)
Allowance for loan losses:
Beginning balance	$1,745	$1,327	$3,745	$754	$482	$8,053
Provision for loan losses	611	374	901	2,081	152	4,119
Charge-offs	(347)	(629)	(1,245)	(1,416)	(146)	(3,783)
Recoveries	4	-	-	5	1	10
Ending balance	$2,013	$1,072	$3,401	$1,424	$489	$8,399
Ending loan balance individually evaluated for impairment	$4,636	$13,209	$8,892	$801	$175	$27,713
Ending loan balance collectively evaluated for impairment	$204,017	$20,190	$141,191	$32,068	$30,500	$427,966

As of and for the Year Ended December 31, 2011
(In thousands)
Allowance for loan losses:
Beginning balance	$1,585	$600	$2,714	$884	$610	$6,393
Provision for loan losses	377	1,449	1,942	383	142	4,293
Charge-offs	(217)	(722)	(911)	(516)	(271)	(2,637)
Recoveries	-	-	-	3	1	4
Ending balance	$1,745	$1,327	$3,745	$754	$482	$8,053
Ending loan balance individually evaluated for impairment	$2,721	$8,474	$4,422	$3,585	$225	$19,427
Ending loan balance collectively evaluated for impairment	$215,172	$21,260	$156,436	$33,060	$33,485	$459,413

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

The following tables are a summary of the loan portfolio quality indicators by loan class as of June 30, 2012 and December 31, 2011:

Commercial Loans - Credit Risk Profile by Internally Assigned Grade:
	At June 30, 2012			At December 31, 2011
(In thousands)	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate
Grade:
4	$6,284	$-	$35,141	$6,659	$216	$40,769
5	19,103	10,308	81,890	21,941	7,463	88,089
6	4,524	4,268	19,099	2,072	5,948	15,383
7	2,750	12,539	13,953	5,235	8,595	16,004
8	208	-	-	738	-	613
Total	$32,869	$27,115	$150,083	$36,645	$22,222	$160,858

Consumer Loans - Credit Risk Profile by Internally Assigned Grade:
	At June 30, 2012		At December 31, 2011
(In thousands)	Residential - Prime	Residential - Construction	Residential - Prime	Residential - Construction

Grade:
Pass	$202,420	$6,284	$213,049	$7,512
Special Mention	308	-	746	-
Substandard	5,925	-	4,098	-
Doubtful	-	-	-	-
Total	$208,653	$6,284	$217,893	$7,512

Consumer Loans - Credit Risk Profile Based on Payment Activity:
	At June 30, 2012	At December 31, 2011
(In thousands)	Consumer - Other	Consumer - Other
Grade:
Performing	$30,286	$33,323
Nonperforming	389	387
Total	$30,675	$33,710

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of June 30, 2012 and December 31, 2011:

	Credit Quality Information
			Greater				Carrying
			Than				Amount > 90
	31-60 Days	61-90 Days	90 Days	Total Past			Days and
	Past Due	Past Due	(Nonaccrual)	Due	Current	Total Loans	Accruing
As of June 30, 2012
(In thousands)
Real estate loans
One-to four-family	$1,539	$-	$4,715	$6,254	208,683	$214,937	$-
Construction	-	480	11,525	12,005	15,110	27,115	-
Commercial real estate and multi-family	750	40	10,828	11,618	138,465	150,083	-
Commercial business loans	347	695	1,680	2,722	30,147	32,869
Consumer - other	390	-	389	779	29,896	30,675	-
Total	$3,026	$1,215	$29,137	$33,378	$422,301	$455,679	$-

As of December 31, 2011
(In thousands)
Real estate loans
One-to four-family	$1,379	$214	$4,140	$5,733	212,160	$217,893	$-
Construction	270	-	9,005	9,275	20,459	29,734	-
Commercial real estate and multi-family	654	249	9,182	10,085	150,773	160,858	-
Commercial business loans	396	-	1,967	2,363	34,282	36,645
Consumer - other	467	37	387	891	32,819	33,710	-
Total	$3,166	$500	$24,681	$28,347	$450,493	$478,840	$-

Nonperforming loans (defined as nonaccrual loans and TDRs) totaled $29.1 million at June 30, 2012 compared to $24.7 million at December 31, 2011 ($1.3 million of which at both dates is fully guaranteed by the U.S. Small Business Administration). The amount of income that was contractually due but not recognized on nonperforming loans totaled $329,000 and $1.3 million for the quarter and six months ended June 30, 2012, respectively, compared with $365,000 for the year ended December 31, 2011.

At June 30 2012, there were no loans 90 or more days past due and still accruing interest. At June 30, 2012, the Company had 106 loans on non-accrual status with foregone interest for the period since the loans were placed on non-accrual status in the amount of approximately $1.3 million. Included in these loans were 46 loans which were not 90 days past due, but were placed on non-accrual status as a result of a recent modification or the identification of a weakness on the loan.

The Company accounts for impaired loans in accordance with GAAP. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem asset as impaired, it makes a specific allowance for that portion of the asset that is deemed uncollectible.

At June 30, 2012, the Company had $27.8 million of loans which were considered to be impaired, with a valuation allowance of $305,000, compared to $19.4 million of such loans at December 31, 2011 with a valuation allowance of $1.1 million. The increase is primarily due to the classification of the following as impaired during the period: three residential development loans, fourteen commercial real estate loans, ten commercial loans secured by business assets, fifteen residential mortgage loans and four home equity loans. The increases were partially offset by removing from impaired status: one residential mortgage loan, three home equity loans and six commercial business loans. Additionally, $1.1 million of specific allowances that were allowed under previous regulatory supervision, were charged off against the loan balances as required under current regulatory supervision.

The following tables are a summary of impaired loans by class of loans as of June 30, 2012 and December 31, 2011:

		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
As of June 30, 2012	Amount	Balance	Allowance	Amount	Recognized
	(In thousands)
Impaired loans without valuation allowance:
Real estate loans
One-to four-family	$4,621	$5,002	$-	$4,784	$84
Construction	10,339	12,205	-	10,485	80
Commercial real estate and multi-family	9,109	10,390	-	9,195	85
Commercial business loans	763	1,811	-	937	7
Consumer - other	221	397	-	259	6
Total impaired loans without valuation allowance	25,053	29,805	-	25,660	262
Impaired loans with valuation allowance:
Real estate loans
Construction	2,717	3,439	305	2,958	59
Total impaired loans with valuation allowance	2,717	3,439	305	2,958	59
Total impaired loans	$27,770	$33,244	$305	$28,618	$321

		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
As of December 31, 2011	Amount	Balance	Allowance	Amount	Recognized
	(In thousands)
Impaired loans without valuation allowance:
Real estate loans
One-to four-family	$1,360	$1,375	$-	$1,368	$42
Construction	959	959	-	944	5
Commercial real estate and multi-family	3,334	3,352	-	3,370	201
Commercial business loans	2,870	3,094	-	239	80
Consumer - other	101	353	-	206	1
Total impaired loans without valuation allowance	8,624	9,133	-	6,127	329
Impaired loans with valuation allowance:
Real estate loans
One-to four-family	1,361	1,361	109	1,362	42
Construction	7,515	8,980	510	4,173	279
Commercial real estate and multi-family	1,088	1,088	336	1,097	24
Commercial business loans	715	715	46	662	35
Consumer - other	124	124	71	125	6
Total impaired loans with valuation allowance	10,803	12,268	1,072	7,419	386
Total impaired loans	$19,427	$21,401	$1,072	$13,546	$715

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

The following table displays information for impaired loans modified through a TDR at June 30, 2012 and December 31, 2011:

	As of	As of
	June 30,	December 31,
(In thousands)	2012	2011

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$656	$416
Nonaccrual	10,565	12,235
Total	$11,221	$12,651

The following table presents a summary of loans that were restructured during the six months ended June 30, 2012 and for the year ended December 31, 2011:

	For the Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post- Modification Recorded Investment

Real estate loans:
One-to four-family	4	$989	$-	$3	$992
Multi-family and commercial real estate	1	426	-	-	426
Consumer loans:
Home equity	3	123	-	-	123
Total TDRs restructured during the period	8	$1,538	$-	$3	$1,541

TDRs, still accruing interest	3	$567	$-	$-	$567
TDRs, included in nonaccrual	5	971	-	3	974
Total	8	$1,538	$-	$3	$1,541

	For the Year Ended December 31, 2011
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post- Modification Recorded Investment

Real estate loans:
One-to-four family	2	$310	$-	$-	$310
Construction	1	48	30	-	78
Commercial real estate and multi-family	5	3,736	19	59	3,814
Commercial business loans	3	673	-	-	673
Total TDRs restructured during the period	11	$4,767	$49	$59	$4,875

TDRs, still accruing interest	-	$-	$-	$-	$-
TDRs, included in nonaccrual	11	4,767	49	59	4,875
Total	11	$4,767	$49	$59	$4,875

The specific allowances for loan losses on TDRs is determined by discounting the restructured cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is considered collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a specific valuation allowance as a component of the allowance for loan losses, or charges off the impaired balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio. The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for specific impairment. All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment. During the six months ended June 30, 2012, the Company charged off $2.1 million of loans previously classified as TDRs, on which there were $743,000 of related specific allowances.

NOTE 7 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents are comprised of stock options and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the three and six months ended June 30, 2012, anti-dilutive options excluded from the calculations totaled 278,813 options (with an exercise price of $11.12) and 5,886 options (with an exercise price of $12.51). For the three and six months ended June 30, 2011, anti-dilutive options excluded from the calculations totaled 315,827 options (with an exercise price of $11.12) and 7,483 options (with an exercise price of $12.51). Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss)	$(715,000)	$505,000	$(1,692,000)	$901,000

Weighted-average common shares outstanding:
Basic	6,610,729	6,826,963	6,610,766	6,827,055
Effect of dilutive stock options and restrictive stock awards	-	-	-	-
Diluted	6,610,729	6,826,963	6,610,766	6,827,055

Earnings (loss) per common share:
Basic	$(0.11)	$0.07	$(0.26)	$0.13
Diluted	$(0.11)	$0.07	$(0.26)	$0.13

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)

Net income (loss)	$(715)	$505	$(1,692)	$901

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	(76)	226	386	101
Reclassification adjustment for (gain) loss realized in net income	-	(86)	-	(86)

Other comprehensive income (loss) before tax effect	(76)	140	386	15

Income tax effect related to items of other comprehensive income (loss)	(8)	19	(41)	(3)

Other comprehensive income (loss) net of tax effect	(68)	121	427	18

Total comprehensive income (loss)	$(783)	$626	$(1,265)	$919

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

The amounts and terms of the awards granted under the Incentive Plan are summarized in the following table.

	Grant date
	July 26,	December 18,	March 20,	March 21,
	2008	2007	2007	2006

Option awards
Awarded	997	1,995	7,483	6,485
Exercise price	$11.12	$11.12	$12.51	$11.12
Maximum term in years	10	10	10	10
Restricted stock awards
Awarded	997	2,993	1,995	1,496

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

The Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below. The Company recorded share-based compensation expense of $2,065 and $3,148 for the three and six months ended June 30, 2012, respectively, compared to $4,550 and $10,301 for the three and six months ended June 30, 2011, respectively, in connection with the stock option and restricted stock awards.

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

	July 26,	December 18,	March 20,	March 21,
Grant date	2008	2007	2007	2006

Dividend yield	2.74%	2.20%	1.60%	1.89%
Expected volatility	13.40%	11.00%	10.49%	11.20%
Risk-free rate	3.56%	3.63%	4.48%	4.61%
Expected life in years	6.5	6.5	6.5	6.5

Weighted average fair value of options at grant date	$1.51	$1.18	$2.55	$2.25

NOTE 10 - DIVIDENDS

On May 16, 2012, the Company's Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on June 15, 2012, to stockholders of record as of the close of business on May 28, 2012.

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

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$22,778	$22,778	$18,069	$18,069
Investment securities	55,891	56,709	50,343	50,721
Loans held for sale	1,358	1,358	2,993	2,993
Loans receivable, net	444,426	461,179	466,965	492,446
Accrued income receivable	1,773	1,773	1,932	1,932
Mortgage servicing rights	685	720	700	742

Financial Liabilities
Deposits	411,346	414,865	410,887	409,357
Borrowed funds	57,252	58,671	70,817	72,757
Mortgagors' escrow accounts	4,621	4,621	4,755	4,755

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

Foreclosed Property and Repossessed Assets - Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the six months ended June 30, 2012 and 2011, foreclosed properties and repossessed assets with a carrying value of $258,000 and $488,000, respectively, were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. There were subsequent valuation adjustments to five foreclosed properties in the amount of $94,000 for the six months ended June 30, 2012. There were no subsequent valuation adjustments to foreclosed properties and repossessed assets for the six months ended June 30, 2011. Collateral dependent impaired loans and foreclosed real estate and repossessed assets are considered Level 3, as the fair value is based on an appraisal and the adjustment to comparable sales made by the appraiser are unobservable. Non collateral dependent loans are measured using a discounted cash flow technique and are also considered Level 3, as the inputs are the Bank’s own assumptions.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2012 and December 31, 2011 are summarized below:

	June 30, 2012
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,050	$-	$1,050
Government guaranteed mortgage-backed securities	-	16,398	-	16,398
Government guaranteed collateralized mortgage obligations	-	1,346	-	1,346
Private label collateralized mortgage obligations	-	267	-	267
Auction-rate trust preferred securities	-	-	7,451	7,451
Residential loans held for sale	-	1,358	-	1,358

Assets measured at fair value on a non-recurring basis:

Impaired loans	$-	$-	$27,465	$27,465
Foreclosed real estate and other repossessed assets	-	-	403	403
Mortgage-servicing rights	-	-	803	803

	December 31, 2011
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,068	$-	$1,068
Government guaranteed mortgage-backed securities	-	14,763	-	14,763
Government guaranteed collateralized mortgage obligations	-	1,721	-	1,721
Private label collateralized mortgage obligations	-	255	-	255
Auction-rate trust preferred securities	-	-	7,244	7,244
Residential loans held for sale	-	2,993	-	2,993

Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$18,355	$18,355
Foreclosed real estate and other repossessed assets	-	-	873	873
Mortgage-servicing rights	-	-	726	726

There were no significant transfers of assets between Levels 1, 2 or 3 of the fair value hierarchy during the three or six months ended June 30, 2012.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis:

	For the Six	For the Year
	Months Ended	Ended
	June 30,	December 31,
(In thousands)	2012	2011

Balance at beginning of period	$7,244	$7,960
Increase (decrease) in fair value of securities included in accumulated other comprehensive income	507	(516)
Redemptions at par	(300)	(200)
Balance at end of period	$7,451	$7,244

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets contracted $14.3 million from $572.2 million at December 31, 2011 to $558.0 million at June 30, 2012. Net loans receivable decreased by $22.5 million, or 4.8%, partially offset by an increase in investments of $5.5 million and an increase in cash and cash equivalents of $4.7 million. Multi-family and commercial real estate loans decreased by $10.8 million, one-to four-family loans decreased by $9.2 million, commercial business loans decreased by $3.8 million and consumer loans decreased by $3.0 million. These decreases were partially offset by an increase in construction loans of $3.7 million, primarily due to a reclassification of one large loan from the commercial business loan portfolio. The decrease in one-to four-family loans is primarily related to the sale of new production fixed rate mortgages on the secondary market. Commercial real estate loans and commercial business loans decreased primarily due to normal amortization, repayments, charge offs, and decreased demand for these types of products. Consumer loans have decreased as customers have been paying off second mortgages as they refinance into first mortgages.

Total liabilities were $477.3 million at June 30, 2012 compared to $489.9 million at December 31, 2011. Deposits at June 30, 2012 were relatively flat with an increase of $459,000, or 0.1%, from December 31, 2011. Between December 31, 2011 and June 30, 2012, core deposits (defined as all deposits other than certificates of deposit) increased $14.2 million while certificates of deposit decreased $13.8 million. Management attributes the increase in core deposits to management’s strategy to offer competitive short term rates and products, as well as depositor preference to maintain funds in short term accounts given the expectation for higher market interest rates in future periods. Advances from the Federal Home Loan Bank of Boston decreased by $11.4 million, from $64.3 million at December 31, 2011 to $52.9 million at June 30, 2012. Reverse repurchase agreements decreased $2.2 million, from $6.5 million to $4.3 million over the same period.

Total stockholders’ equity was $80.7 million at June 30, 2012 compared to $82.3 million at December 31, 2011. The decrease in stockholders’ equity was primarily due to the net loss of $1.7 million experienced for the six month period and dividends of $397,000 paid to shareholders, partially offset by a net decrease in the unrealized loss on available for sale securities of $427,000.

Comparison of Operating Results For the Three and Six Months Ended June 30, 2012 and 2011

General. For the three months ended June 30, 2012, the Company recorded a net loss of $715,000 compared to net income of $505,000 for the three months ended June 30, 2011, a decrease of $1.2 million or 241.6%. The Company recorded a net loss of $1.7 million for the six month period ended June 30, 2012, compared to net income of $901,000 for the six months ended June 30, 2011. The decrease was primarily due to increased loan loss provisions and a higher level of noninterest expense, including the previously reported deposit related charge relating to the underpayment of interest on certain certificate of deposit accounts. These increases were partially offset by higher levels of net interest income and noninterest income.

Net Interest Income. Net interest income for the quarter ended June 30, 2012 totaled $4.64 million compared to $4.58 million for the quarter ended June 30, 2011, an increase of $62,000 or 1.4%. For the six month period ended June 30, 2012, net interest income totaled $9.6 million, compared to $9.0 million for the six months ended June 30, 2011. The increase in net interest income was primarily due to a decrease in interest expense in both periods. Interest expense decreased by $875,000, or 38.3%, in the three month period and decreased by $1.7 million, or 36.2%, in the six month period. The decrease was primarily due to a decrease in the average rates paid on interest bearing liabilities. The average rates paid on deposits and borrowings decreased by 57 basis points in both the three and six month periods. The rate decrease is mainly due to certificates of deposit renewing at lower rates or being transferred to savings accounts during the period, combined with the payoff of higher rate borrowings from the Federal Home Loan Bank at maturity. The average balances of interest bearing liabilities decreased by 8.3% and 6.5% for the three and six months ended June 30, 2012, respectively. The decrease in interest bearing liabilities is attributed primarily to a decrease in the average balance of borrowings in both periods.

The decrease in interest expense was partially offset by a decrease in interest income. Interest income decreased by $813,000, or 11.8%, in the three month period and decreased by $1.1 million, or 8.1% in the six month period. The decrease was primarily due to a decrease in the average rates earned on loans and investments. The average rates earned on loans and investments decreased by 42 basis points and 30 basis points in the three and six month periods, respectively. Additionally, the average balances of interest earning assets decreased by 4.0% and 2.4% for the three and six months ended June 30, 2012. The decrease in interest earning assets is attributed to decreases of 6.6% and 4.5% in the average balance of the loan portfolio in the three and six month periods, respectively, partially offset by increases of 23.1% and 18.3% in the average balance of the investment portfolio over the same periods. The decreases in the loan portfolio are due primarily to the sale of new production of residential mortgages through the Bank’s secondary mortgage operation, combined with loan payoffs.

The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2012 and 2011:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Interest income:
Loans	$5,652	$6,452	(12.40)%	$11,699	$12,784	(8.49)%
Investment securities	390	406	(3.94)	801	831	(3.61)
Federal Home Loan Bank stock	8	5	60.00	16	10	60.00
Total interest income	6,050	6,863	(11.85)	12,516	13,625	(8.14)
Interest expense:
Certificate accounts	854	1,541	(44.58)	1,819	3,128	(41.85)
Regular savings accounts	88	119	(26.05)	179	223	(19.73)
Checking and NOW accounts	12	11	9.09	24	22	9.09
Money market savings accounts	21	47	(55.32)	47	91	(48.35)
Total interest-bearing deposits	975	1,718	(43.25)	2,069	3,464	(40.27)
FHLB advances	425	547	(22.30)	870	1,136	(23.42)
Other borrowings	7	17	(58.82)	20	40	(50.00)
Total interest expense	1,407	2,282	(38.34)	2,959	4,640	(36.23)
Net interest income	$4,643	$4,581	1.35%	$9,557	$8,985	6.37%

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$450,939	5.01%	$482,770	5.35%	$456,922	5.12%	$478,348	5.35%
Fed Funds sold	2,985	0.00	2,100	0.00	2,841	0.00	2,126	0.00
Investment securities	53,609	2.91	43,539	3.73	52,705	3.04	44,535	3.73
Federal Home Loan Bank stock	5,917	0.54	6,252	0.32	6,062	0.53	6,252	0.32

Total interest-earning assets	$513,450	4.71	$534,661	5.13	$518,530	4.83	$531,261	5.13

Interest-bearing liabilities
Certificate accounts	$194,199	1.76	$233,623	2.64	$198,413	1.83	$235,935	2.65
Regular savings accounts & escrow	116,007	0.30	93,987	0.51	113,297	0.32	89,631	0.50
Checking and NOW accounts	73,494	0.07	69,871	0.06	70,805	0.07	64,669	0.07
Money market savings accounts	27,628	0.30	28,080	0.67	27,893	0.34	27,443	0.66

Total interest-bearing deposits	411,328	0.95	425,561	1.61	410,408	1.01	417,678	1.66
FHLB advances	59,865	2.84	86,692	2.52	61,756	2.82	87,661	2.59
Other borrowings	7,510	0.37	9,841	0.69	10,826	0.37	11,395	0.70

Total interest-bearing liabilities	$478,703	1.18%	$522,094	1.75%	$482,990	1.23%	$516,734	1.80%

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

On a quarterly basis, or more often if warranted, management analyzes the loan portfolio. For individually evaluated loans that are considered impaired, a charge to the allowance will be made based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependant, the fair value of the collateral when a loss in not confirmed. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual term of the loan agreement.

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

In addition, the Company engages an independent consultant to review the commercial loan portfolio and considers recommendations based on their review of specific credits in the portfolio for classifying and monitoring these loans.

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2012 and 2011:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Allowance at beginning of period	$7,220	$6,684	$8,053	$6,393
Provision for loan losses	2,147	1,040	4,119	1,478

Charge-offs	(972)	(116)	(3,783)	(263)
Recoveries	4	1	10	1
Net charge-offs	(968)	(115)	(3,773)	(262)
Allowance at end of period	$8,399	$7,609	$8,399	$7,609

The provision for loan losses was $2.1 million for the three months ended June 30, 2012, compared to $1.0 million for the same period in 2011. The increased provision in the 2012 period is due to management’s estimate of possible losses in the loan portfolio, primarily due to increased non-performing loans, charge offs and continuing recessionary economic conditions. Provisions of $4.1 million and $1.5 million were recorded for the six months ended June 30, 2012 and 2011, respectively. The balances of non-performing assets increased $4.0 million between December 31, 2011 and June 30, 2012, primarily as a result of higher balances of nonaccrual loans. Classified assets increased $7.3 million over the same period as several large loans were downgraded. Classified assets consisted primarily of loans rated special mention, substandard or doubtful in accordance with regulatory guidance. Additionally, three investments totaling $2.5 million, which were performing at the end of the period, and real estate acquired through foreclosure in the amount of $403,000 are included in the substandard category. Charge-offs were $972,000 and $3.8 million during the three and six months ended June 30, 2012, respectively, compared to $116,000 and $263,000 during the three and six months ended June 30, 2011, respectively. The charge-offs in the 2012 period were due to the write-down of $347,000 on 17 one- to four-family loans, one of which was for a deed-in-lieu of foreclosure, the write-down of $145,000 on six home equity loans, one of which was to facilitate a short sale of the collateral property, the write down of 13 commercial real estate loans and seven construction loans in the amounts of $1.2 million and $629,000, respectively, and the charge-off of 21 commercial business loans totaling $1.4 million. Included in the charge-off amounts this period was the write off of $1.1 million of specific reserves that were allowed under previous regulatory supervision, but are now required to be charged directly against the loan balances.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more at the dates presented:

	At June 30,	At December 31,
	2012	2011	% Change
	(Dollars in thousands)
Nonaccrual loans	$25,262	$16,187	56.06%
Troubled debt restructurings	3,875	8,494	(54.38)
Real estate owned	403	783	(48.53)
Other repossessed assets	-	90	(100.00)
Total nonperforming assets	$29,540	$25,554	15.60%

Total nonperforming loans to total loans	6.43%	5.20%	23.65%

Total nonperforming loans to total assets	5.22%	4.31%	21.11%

Total nonperforming assets to total assets	5.29%	4.47%	18.34%

The following table shows the aggregate amounts of the Company’s classified assets at the dates indicated:

	At June 30,	At December 31,
	2012	2011
	(In thousands)

Special mention assets	$26,425	$24,756
Substandard assets	42,937	36,094
Doubtful assets	218	1,429
Loss assets	-	-
Total classified assets	$69,580	$62,279

The 11.7% increase in the level of classified assets from December 31, 2011 to June 30, 2012 was primarily in the commercial loan portfolio. Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance. These assets warrant and receive increased management oversight and allowance for loan losses (both general allowances and, in certain cases, specific allowances) have been established to account for the increased credit risk of these assets.  At June 30, 2012, $29.5 million of classified assets were nonperforming assets, compared to $25.6 million at December 31, 2011.

Noninterest Income. The following table summarizes noninterest income for the three and six months ended June 30, 2012 and 2011.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
(Dollars in thousands)
Mortgage banking income	$625	$355	76.06%	$1,016	$483	110.35%
Fees for other services	263	233	12.88	525	406	29.31
Fees for services related to deposit accounts	204	213	(4.23)	406	426	(4.69)
Income from bank owned life insurance	76	78	(2.56)	151	155	(2.58)
Income from investment advisory services, net	51	65	(21.54)	107	139	(23.02)
Net gain on investments	-	86	(100.00)	-	86	(100.00)
Recovery from legal settlement	-	-	N/A	-	147	(100.00)
Other income	30	32	(6.25)	54	56	(3.57)
Total	$1,249	$1,062	17.61%	$2,259	$1,898	19.02%

Noninterest income was $1.2 million for the quarter ended June 30, 2012 compared to $1.0 million for the quarter ended June 30, 2011, an increase of 17.6%. For the six months ended June 30, 2012 noninterest income was $2.3 million compared to $1.9 million for the period ended June 30, 2011, an increase of 19.0%. The increase in both periods is primarily due to an increase in income generated by increased sales of mortgage loans in the secondary mortgage market, combined with increases in fees for other services. These increases were partially offset by decreases in gains on investments, income from investment advisory services, fees for services related to deposit accounts and income from bank owned life insurance. Additionally, $147,000, representing a partial recovery with respect to Fannie Mae auction rate pass-through certificates on which an other-than-temporary impairment charge was recorded in the third quarter of 2008, is included in noninterest income for the six month period ended June 30, 2011.

Noninterest Expense. The following table summarizes noninterest expense for the three and six months ended June 30, 2012 and 2011.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
(Dollars in thousands)
Compensation, taxes and benefits	$2,705	$2,326	16.29%	$5,314	$4,669	13.81%
Office occupancy	575	565	1.77	1,150	1,172	(1.88)
Professional fees	244	122	100.00	537	259	107.34
Loss on foreclosed real estate, net	204	49	316.33	341	88	287.50
Computer processing	194	64	203.13	368	326	12.88
FDIC insurance premiums	187	172	8.72	321	376	(14.63)
Advertising	160	106	50.94	286	205	39.51
Directors compensation	130	110	18.18	335	286	17.13
Office supplies	53	50	6.00	107	97	10.31
Public company expenses	38	30	26.67	57	48	18.75
Deposit related charge (reduction)	(88)	-	N/A	712	-	N/A
Other expenses	468	292	60.27	812	610	33.11
Total	$4,870	$3,886	25.32%	$10,340	$8,136	27.09%

Noninterest expense was $4.9 million for the quarter ended June 30, 2012 compared to $3.9 million for the quarter ended June 30, 2011. For the six months ended June 30, 2012 noninterest expense was $10.3 million, compared to $8.1 million for the six months ended June 30, 2011. The increase was the result of increases in compensation costs, professional fees, net loss on foreclosed real estate, advertising, directors compensation and office supplies over the 2011 period. These increases were partially offset by decreases in office occupancy and FDIC insurance premiums in the six month period. The increases in compensation and professional fees are due to additional staff hired and additional work performed by legal and accounting professionals related to compliance with the previously announced regulatory order. Additionally, an $88,000 reduction in the estimate for the previously announced $800,000 accrual for a deposit-related charge is included in noninterest expense for the three month period. The net charge of $712,000 is included in noninterest expense for the six month period.

Income Taxes. Provision (benefit) for income taxes was ($410,000) for the quarter ended June 30, 2012 compared to $212,000 for the quarter ended June 30, 2011, and ($951,000) for the six months ended June 30, 2012 compared to $368,000 for the six months ended June 30, 2011. The primary reason for the decrease was the net loss experienced before provision for income taxes.

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $22.8 million, including federal funds of $868,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $26.5 million at June 30, 2012. At June 30, 2012, the Bank had the ability to borrow a total of $136.2 million from the Federal Home Loan Bank of Boston, of which $52.9 million in borrowings was outstanding, along with $4.4 million in repurchase agreements. At June 30, 2012, the Bank had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. The Bank had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date. In addition, at June 30, 2012, the Bank had the ability to borrow $15 million from the Federal Reserve Bank Discount Window. The Bank had no advances outstanding on this line at June 30, 2012.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	June 30,	December 31,
(In thousands)	2012	2011
Commitments to extend credit:
Loan commitments on one-to four-family loans	$8,655	$8,782
Unused lines of credit	20,044	19,424
Amounts due mortgagors on construction loans	15,250	15,476
Amounts due on commercial loans	15,755	21,213
Commercial letters of credit	4,015	5,683

Certificates of deposit due within one year of June 30, 2012 totaled $94.7 million, or 23.0% of total deposits. If these deposits do not remain with the Bank, it will be required to seek other sources of funds, including other certificates of deposit and its available lines of credit. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before June 30, 2013. Based on past experience, however, the Bank believes that a significant portion of our certificates of deposit will remain with us. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Bank’s primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2012, the Bank originated $85.9 million of loans, including renewals, refinances and advances. These activities were funded primarily by the proceeds from sales and maturities of available-for-sale securities and held to maturity securities of $6.3 million, proceeds of from the sale of loans in the secondary market in the amount of $37.6 million, and loan payoffs combined with normal amortization.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Bank experienced a net increase in total deposits of $458,000 for the six months ended June 30, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors. The Bank generally manages the pricing of deposits to be competitive and to increase core deposit relationships. Occasionally, the Bank offers promotional rates on certain deposit products in order to attract deposits. The Bank experienced a net decrease in Federal Home Loan Bank advances of $11.4 million, and a decrease in repurchase agreements of $2.2 million for the six months ended June 30, 2012.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $11.5 million at June 30, 2012.

The Company is not subject to separate regulatory capital requirements. At June 30, 2012, the Bank was subject to the regulatory capital requirements of the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, the Bank exceeded all of its regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OCC at June 30, 2012.

			Naugatuck Valley
	OCC Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	$70,875	18.23%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	65,978	16.97%

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	65,978	11.80%

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risks. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, amounts due on construction loans, amounts due on commercial loans, commercial letters of credit and commitments to sell loans.

For the six months ended June 30, 2012, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

The following table, which is based on information that we provided to our third party consultant as of June 30, 2012, presents an approximation of our exposure as a percentage of estimated net interest income for the next 12-month period using interest income simulation. The simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment speeds can have a significant impact on the interest income simulation. When interest rates rise, prepayment speeds tend to slow down. When interest rates fall, prepayment speeds tend to increase. We believe that our assumptions included in the simulation are reasonable; however, there can be no guarantee that these prepayment rates will approximate actual future repayment activity.

At June 30, 2012
Percentage Change in
Basis Point (“bp”)	Estimated Net Interest Income
Change in Rates	Over 12 months

+300 bp	-0.04%
+200	0.54%
+100	0.60%
Flat	0.00%
-100	-2.12%

Our third party consultant also performs dynamic modeling. This type of modeling employs a further set of assumptions attempting to simulate scenarios that are more likely than an immediate and sustained shock of 100 to 300 basis points and include the business planning strategies. The changes in rates in the table below are assumed to occur immediately.

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2012.

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –
3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)
4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certifications.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

Naugatuck Valley Financial Corporation

Date: August 13, 2012	by:	/s/ Lee R. Schlesinger

Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal executive and financial officer)

