Form 10-Q/A
period 2012-06-30
Naugatuck Valley Financial Corp
filed 2012-09-07
CIK 1493552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 6, 2012, there were 7,002,208 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, initially filed with the U.S. Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 to the Form 10-Q provides the following items from the Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity; (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way the disclosures included in the Form 10-Q.

PART II

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)
4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholder’s Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements. **

*	Previously filed.
**	Furnished, not filed.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Dated: September 7, 2012	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)