Form 10-Q/A
period 2012-03-31
Naugatuck Valley Financial Corp
filed 2012-11-28
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________

FORM 10-Q/A

(AMENDMENT NO. 1)

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

NAUGATUCK VALLEY FINANCIAL CORPORATION

Explanatory Note

This Quarterly Report on Form 10-Q/A contains the restated unaudited consolidated financial statements as of March 31, 2012 and for the three-month period ended March 31, 2011, together with related disclosures. Such restated financial statements and related disclosures reflect the recordation in the quarter ended March 31, 2012 of an additional provision for loan losses of $2,573,271 as previously reported in the Current Report on Form 8-K previously filed on November 13, 2012.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition

(In thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
	Restated
ASSETS
Cash and due from depository institutions	$22,693	$15,436
Investment in federal funds	5,864	2,633
Investment securities available-for-sale, at fair value	28,164	25,051
Investment securities held-to-maturity, at amortized cost	27,182	25,292
Loans held for sale	1,286	2,993
Loans receivable, net	450,115	466,965
Accrued income receivable	1,887	1,932
Foreclosed real estate and repossessed assets, net	947	873
Premises and equipment, net	9,624	9,654
Bank owned life insurance	9,631	9,556
Federal Home Loan Bank stock, at cost	5,917	6,252
Deferred income taxes	3,075	3,168
Other assets	4,034	2,415

Total assets	$570,419	$572,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$410,622	$410,887
Borrowed funds	73,593	70,817
Mortgagors' escrow accounts	2,389	4,755
Other liabilities	3,877	3,447

Total liabilities	490,481	489,906

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at March 31, 2012 and 7,002,292 outstanding at December 31, 2011.	70	70
Paid-in capital	58,909	58,908
Retained earnings	24,137	27,014
Unearned ESOP shares (391,479 shares at March 31, 2012 and December 31, 2011)	(3,442)	(3,442)
Unearned stock awards (997 shares at March 31, 2012 and 1,395 shares at December 31, 2011)	(9)	(14)
Treasury stock, at cost (158 shares at March 31, 2012 and 74 shares at December 31, 2011)	(1)	(1)
Accumulated other comprehensive income (loss)	274	(221)

Total stockholders' equity	79,938	82,314

Total liabilities and stockholders' equity	$570,419	$572,220

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	Restated
Interest income
Interest on loans	$6,047	$6,332
Interest and dividends on investments and deposits	419	430
Total interest income	6,466	6,762

Interest expense
Interest on deposits	1,095	1,746
Interest on borrowed funds	458	612
Total interest expense	1,553	2,358

Net interest income	4,913	4,404

Provision for loan losses	4,545	438

Net interest income after provision for loan losses	368	3,966

Noninterest income
Mortgage banking income	391	128
Fees for other services	262	174
Fees for services related to deposit accounts	202	213
Income from bank owned life insurance	75	77
Income from investment advisory services, net	56	74
Recovery from legal settlement	-	147
Other income	25	24
Total noninterest income	1,011	837

Noninterest expense
Compensation, taxes and benefits	2,664	2,357
Deposit related charge	800	-
Office occupancy	575	607
Professional fees	293	138
Directors compensation	205	176
Computer processing	174	262
Loss on foreclosed real estate, net	136	39
FDIC insurance premiums	133	204
Advertising	126	99
Office supplies	54	47
Public company expenses	19	18
Other expenses	291	304
Total noninterest expense	5,470	4,251

Income (loss) before provision for income taxes	(4,091)	552

Provision (benefit) for income taxes	(1,415)	156

Net income (loss)	$(2,676)	$396
Other Comprehensive income (loss)
Changes in unrealized gain (loss) on securities available-for-sale, net	495	(103)
Total other comprehensive income (loss)	$495	$(103)
Comprehensive income (loss)	$(2,181)	$293
Earnings (loss) per common share - basic and diluted (1)	$(0.40)	$0.06

(1) Earnings per share for the three months ended March 31, 2011 have been restated to reflect the effect of the Company's stock offering and concurrent second-step conversion effective June 29, 2011 at an exchange ratio of 0.9978.

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholder’s Equity

Three months ended March 31, 2012

(Unaudited, in thousands, except share data)

Restated

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
	Stock	Capital	Earnings	Shares	Awards	Stock	Income	Total

Balance at December 31, 2011	$70	$58,908	$27,014	$(3,442)	$(14)	$(1)	$(221)	$82,314
Dividends declared
($0.03 per common share)	-	-	(198)	-	-	-	-	(198)
Stock based compensation
(199 shares vested and
199 shares forfeited)	-	-	(3)	-	5	-	-	2
Stock based compensation
options	-	1	-	-	-	-	-	1
Treasury stock acquired
(84 shares)	-	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	(2,676)	-	-	-	495	(2,181)

Balance at March 31, 2012	$70	$58,909	$24,137	$(3,442)	(9)	$(1)	$274	$79,938

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	Restated
Cash flows from operating activities
Net income (loss)	$(2,676)	$396
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Provision for loan losses	4,545	438
Depreciation and amortization expense	174	199
Net loss on foreclosed assets	30	-
Gain on sale of loans	(350)	(77)
Loans originated for sale	(12,789)	(4,653)
Proceeds from sale of loans held for sale	14,845	3,780
Net amortization from investments	70	39
Amortization of intangible assets	8	8
Provision for deferred taxes	(602)	124
Net gain on investments	-	(147)
Stock-based compensation	61	47
Net change in:
Accrued income receivable	45	(5)
Deferred loan fees	(35)	(30)
Cash surrender value of life insurance	(75)	(77)
Other assets	(888)	49
Other liabilities	375	(669)
Net cash provided (used) by operating activities	2,738	(578)
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	2,025	1,131
Proceeds from sale of available-for-sale securities	100	147
Proceeds from maturities of held-to-maturity securities	749	492
Redemption of Federal Home Loan Bank stock	335	-
Purchase of available-for-sale securities	(4,216)	-
Purchase of held-to-maturity securities	(3,268)	-
Loan originations net of principal payments	12,082	(3,921)
Purchase of premises and equipment	(155)	(259)
Proceeds from the sale of foreclosed assets	154	120
Net cash provided (used) by investing activities	7,806	(2,290)
Cash flows from financing activities
Net change in time deposits	(6,381)	(2,351)
Net change in other deposit accounts	6,116	10,556
Repayment of borrowed funds	(2,907)	(14,882)
Net change in mortgagors' escrow accounts	(2,366)	(2,427)
Change in short term borrowings	5,683	5,461
Forfeited restricted shares	(2)	-
Common stock repurchased	(1)	(1)
Cash dividends to common stockholders	(198)	(140)
Net cash used by financing activities	(56)	(3,784)
Net change in cash and cash equivalents	10,488	(6,652)
Cash and cash equivalents at beginning of period	18,069	14,263
Cash and cash equivalents at end of period	$28,557	$7,611
Non-cash investing activities:
Transfer of loans to foreclosed assets	$258	$227
Cash paid during the period for:
Interest	$1,557	$2,381
Income taxes	151	1

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

	At March 31, 2012
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Government guaranteed mortgage backed securities	1	$70	$(1)

Total securities in unrealized loss position	1	$70	$(1)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$271	$(70)
Money market preferred stocks	2	2,203	(197)

Total securities in unrealized loss position	3	$2,474	$(267)

	At December 31, 2011
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Government guaranteed mortgage backed securities	2	$4,244	$(9)

Total securities in unrealized loss position	2	$4,244	$(9)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$256	$(97)
Money market preferred stocks	2	1,644	(756)

Total securities in unrealized loss position	3	$1,900	$(853)

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011

Real estate loans:
One-to four-family	$210,861	$217,893
Construction	28,351	29,734
Multi-family and commercial real estate	154,724	160,858
Total real estate loans	393,936	408,485

Commercial business loans	35,681	36,645
Consumer loans:
Savings accounts	758	847
Personal	175	197
Automobile	505	509
Home equity	31,237	32,157
Total consumer loans	32,675	33,710
Totals loans	462,292	478,840

Less:
Allowance for loan losses	9,793	8,053
Undisbursed construction loans	2,086	3,489
Deferred loan origination fees, net	298	333
Loans receivable, net	$450,115	$466,965
Weighted average yield	5.25%	5.29%

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

As of and for the Three Months Ended March 31, 2012	One-to Four- Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,745	$1,327	$3,745	$754	$482	$8,053
Provision for loan losses	646	612	1,236	1,836	215	4,545
Charge-offs	(301)	(573)	(960)	(876)	(101)	(2,811)
Recoveries	4	-	-	1	1	6
Ending Balance	$2,094	$1,366	$4,021	$1,715	$597	$9,793
Ending Balance individually evaluated for impairment	$2,953	$9,542	$5,930	$3,594	$136	$22,155
Ending Balance collectively evaluated for impairment	$207,908	$18,809	$148,794	$32,087	$32,539	$440,137

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

The following tables are a summary of the loan portfolio quality indicators by loan class as of March 31, 2012 and December 31, 2011:

Commercial Loans - Credit Risk Profile by Internally Assigned Grade:
	At March 31, 2012			At December 31, 2011
(In thousands)	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate
Grade:
4	$6,065	$-	$36,416	$6,659	$216	$40,769
5	19,332	9,475	82,068	21,941	7,463	88,089
6	4,583	5,123	21,027	2,072	5,948	15,383
7	5,648	10,507	15,213	5,235	8,595	16,004
8	53	-	-	738	-	613
Total	$35,681	$25,105	$154,724	$36,645	$22,222	$160,858

Consumer Loans - Credit Risk Profile by Internally Assigned Grade:
	At March 31, 2012		At December 31, 2011
(In thousands)	Residential - Prime	Residential - Construction	Residential - Prime	Residential - Construction

Grade:
Pass	$205,405	$3,246	$213,049	$7,512
Special Mention	-	-	746	-
Substandard	5,456	-	4,098	-
Doubtful	-	-	-	-
Total	$210,861	$3,246	$217,893	$7,512

Consumer Loans - Credit Risk Profile Based on Payment Activity:
	At March 31, 2012	At December 31, 2011
(In thousands)	Consumer - Other	Consumer - Other
Grade:
Performing	$32,460	$33,323
Nonperforming	215	387
Total	$32,675	$33,710

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of March 31, 2012 and December 31, 2011:

	Credit Quality Information
			Greater				Carrying
			Than				Amount > 90
	31-60 Days	61-90 Days	90 Days	Total Past			Days and
	Past Due	Past Due	(Nonaccrual)	Due	Current	Total Loans	Accruing
As of March 31, 2012
(In thousands)
Real estate loans
One-to four-family	$483	$250	$4,515	$5,248	208,859	$214,107	$-
Construction	95	308	8,297	8,700	16,405	25,105	-
Commercial realestate and multi-family	258	-	10,124	10,382	144,342	154,724	-
Commercial business loans	758	724	4,180	5,662	30,019	35,681
Consumer - other	485	81	215	781	31,894	32,675	-
Total	$2,079	$1,363	$27,331	$30,773	$431,519	$462,292	$-

As of December 31, 2011
(In thousands)
Real estate loans
One-to four-family	$1,379	$214	$4,140	$5,733	212,160	$217,893	$-
Construction	270	-	9,005	9,275	20,459	29,734	-
Commercial realestate and multi-family	654	249	9,182	10,085	150,773	160,858	-
Commercial business loans	396	-	1,967	2,363	34,282	36,645
Consumer - other	467	37	387	891	32,819	33,710	-
Total	$3,166	$500	$24,681	$28,347	$450,493	$478,840	$-

The following table is a summary of nonaccrual loans by loan class as of March 31, 2012 and December 31, 2011:

	As of
	March 31,	December 31,
(In thousands)	2012	2011

Residential
One-to four-family	$4,515	$4,140
Construction	8,297	9,005
Commercial real estate and multi-family	10,124	9,182
Commercial business loans	4,180	1,967
Consumer - other	215	387
Total nonaccrual loans	$27,331	$24,681

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

The following tables are a summary of impaired loans by class of loans as of March 31, 2012 and December 31, 2011:

		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
As of March 31, 2012	Amount	Balance	Allowance	Amount	Recognized
	(In thousands)
Impaired loans without valuation allowance:
Real estate loans
One-to four-family	$2,659	$2,958	$-	$2,809	$23
Construction	9,542	11,045	-	10,263	101
Commercial real estate and multi-family	6,067	6,754	-	6,451	17
Commercial business loans	3,455	3,799	-	3,916	19
Consumer - other	56	188	-	122	1
Total impaired loans without valuation allowance	21,779	24,744	-	23,561	161

Impaired loans with valuation allowance:
Real estate loans
One-to four-family	298	298	2	297	4
Consumer - other	78	78	9	77	-
Total impaired loans with valuation allowance	376	376	11	374	4
Total impaired loans	$22,155	$25,120	$11	$23,935	$165

		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
As of December 31, 2011	Amount	Balance	Allowance	Amount	Recognized
	(In thousands)
Impaired loans without valuation allowance:
Real estate loans
One-to four-family	$1,360	$1,375	$-	$1,368	$42
Construction	959	959	-	944	5
Commercial real estate and multi-family	3,334	3,352	-	3,370	201
Commercial business loans	2,870	3,094	-	239	80
Consumer - other	101	353	-	206	1
Total impaired loans without valuation allowance	8,624	9,133	-	6,127	329
Impaired loans with valuation allowance:
Real estate loans
One-to four-family	$1,361	$1,361	$109	$1,362	$42
Construction	7,515	8,980	510	4,173	279
Commercial real estate and multi-family	1,088	1,088	336	1,097	24
Commercial business loans	715	715	46	662	35
Consumer - other	124	124	71	125	6
Total impaired loans with valuation allowance	10,803	12,268	1,072	7,419	386
Total impaired loans	$19,427	$21,401	$1,072	$13,546	$715

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

	Three Months Ended
	March 31,
	2012	2011

Net income (loss)	$(2,676,000)	$396,000

Weighted-average common shares outstanding: (1)
Basic	6,610,803	6,829,899
Effect of dilutive stock options and restrictive stock awards	-	-
Diluted	6,610,803	6,829,899

Earnings (loss) per common share: (1)
Basic	$(0.40)	$0.06
Diluted	$(0.40)	$0.06

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

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)

Net income (loss)	$(2,676)	$396

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	462	(125)
Reclassification adjustment for (gain) loss realized in net income	-	-

Other comprehensive income (loss) before tax effect	462	(125)

Income tax effect related to items of other comprehensive income (loss)	(33)	(22)

Other comprehensive income (loss) net of tax effect	495	(103)

Total comprehensive income (loss)	$(2,181)	$293

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

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
		Restated
Financial Assets
Cash and cash equivalents	$28,557	$28,557	$18,069	$18,069
Investment securities	55,346	55,778	50,343	50,721
Loans held for sale	1,286	1,286	2,993	2,993
Loans receivable, net	450,115	466,072	466,965	492,446
Accrued income receivable	1,887	1,887	1,932	1,932
Mortgage servicing rights	685	720	700	742

Financial Liabilities
Deposits	$410,622	$414,340	$410,887	$409,357
Borrowed funds	73,593	75,309	70,817	72,757
Mortgagors' escrow accounts	2,389	2,389	4,755	4,755

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

Foreclosed Property and Repossessed Assets - Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the three months ended March 31, 2012 and 2011, foreclosed properties and repossessed assets with a carrying value of $258,000 and $227,000, respectively, were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. There was one subsequent valuation adjustment to a foreclosed property in the amount of $12,000 for the three months ended March 31, 2012. There were no subsequent valuation adjustments to foreclosed properties and repossessed assets for the three months ended March 31, 2011. Collateral dependent impaired loans and foreclosed real estate and repossessed assets are considered Level 3, as the fair value is based on an appraisal and the adjustment to comparable sales made by the appraiser are unobservable. Non collateral dependent loans are measured using a discounted cash flow technique and are also considered Level 3, as the inputs are the Bank’s own assumptions.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets decreased $1.8 million from $572.2 million at December 31, 2011 to $570.4 million at March 31, 2012. Net loans receivable decreased by $16.9 million, or 3.6%, partially offset by an increase in cash and cash equivalents of $10.5 million. Decreases were experienced in all categories of loans in loans: one-to four-family loans decreased by $7.0 million, multi-family and commercial real estate loans decreased by $6.1 million, construction loans decreased by $1.4 million, and commercial business loans and consumer loans each decreased by $1.0 million. The decrease in one-to four-family loans is primarily related to the sale of new production 30 year fixed rate mortgages on the secondary market. Commercial real estate loans and commercial business loans decreased primarily due to normal amortization, combined with a few large pay offs and decreased demand for these types of products. The construction loan portfolio has decreased as homes are sold on existing projects and consumer loans have decreased as customers have been paying off second mortgages as they refinance into first mortgages.

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

Total stockholders’ equity was $79.9 million at March 31, 2012 compared to $82.3 million at December 31, 2011. The decrease in stockholders’ equity was primarily due to the net loss of $2.7 million experienced for the three month period and dividends of $198,000 paid to shareholders, partially offset by a net decrease in the unrealized loss on available for sale securities of $495,000.

Comparison of Operating Results For the Three Months Ended March 31, 2012 and 2011

General. For the three months ended March 31, 2012, the Company recorded a net loss of $2.7 million compared to net income of $396,000 for the three months ended March 31, 2011, a decrease of $3.1 million or 775.8%. The decrease was primarily due to increased loan loss provisions and a higher level of noninterest expense, including the previously announced deposit related charge relating to the underpayment of interest on certain certificate of deposit accounts. These increases were partially offset by higher levels of net interest income and noninterest income.

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

The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2012 and 2011.

	Three Months
	Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,047	$6,332	(4.50)%
Investment securities	411	425	(3.29)
Federal Home Loan Bank stock	8	5	60.00
Total interest income	6,466	6,762	(4.38)
Interest expense:
Certificate accounts	965	1,587	(39.19)
Regular savings accounts	91	104	(12.50)
Checking and NOW accounts	12	11	9.09
Money market savings accounts	27	44	(38.64)
Total interest-bearing deposits	1,095	1,746	(37.29)
FHLB advances	445	589	(24.45)
Other borrowings	13	23	(43.48)
Total interest expense	1,553	2,358	(34.14)
Net interest income	$4,913	$4,404	11.56%

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)
Interest-earning assets
Loans	$462,876	5.23%	$473,877	5.34%
Fed Funds sold	2,698	0.00	2,154	0.00
Investment securities	51,801	3.17	45,543	3.73
Federal Home Loan Bank stock	6,208	0.52	6,252	0.32

Total interest-earning assets	$523,583	4.94	$527,826	5.12%

Interest-bearing liabilities
Certificate accounts	$202,627	1.90	$238,272	2.66%
Regular savings accounts & escrow	110,588	0.33	85,227	0.49
Checking and NOW accounts	68,116	0.07	59,408	0.07
Money market savings accounts	28,159	0.38	26,799	0.66

Total interest-bearing deposits	409,490	1.07	409,706	1.70
FHLB advances	63,646	2.80	88,641	2.66
Other borrowings	14,141	0.37	12,966	0.71

Total interest-bearing liabilities	$487,277	1.27%	$511,313	1.84%

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

	Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Allowance at beginning of period	$8,053	$6,393
Provision for loan losses	4,545	438

Charge-offs	(2,811)	(147)
Recoveries	6	-
Net charge-offs	(2,805)	(147)
Allowance at end of period	$9,793	$6,684

The provision for loan losses was $4.5 million for the three months ended March 31, 2012, compared to $438,000 for the same period in 2011. The increased provision in the 2012 period is due to management’s estimate of possible losses in the loan portfolio, primarily due to increased non-performing loans, charge offs and continuing recessionary economic conditions. The balances of non-performing assets increased $2.0 million between December 31, 2011 and March 31, 2012, primarily as a result of higher balances of nonaccrual loans. The Bank continues its efforts to work with borrowers during these difficult economic times. Classified assets increased $9.6 million over the same period as several large loans were downgraded. Charge-offs were $2.8 million during the three months ended March 31, 2012, compared to $147,000 during the three months ended March 31, 2011. The charge-offs in the 2012 period were due to the write-down of $301,000 on nine one- to four-family loans, one of which was for a deed-in-lieu of foreclosure, the write-down of $101,000 on three home equity loans, one of which was to facilitate a short sale of the collateral property, the write down of six commercial real estate loans and six construction loans in the amounts of $960,000 and $573,000, respectively, and the charge off of nine commercial business loans totaling $876,000. Included in the charge-off amounts this quarter was the write off of $1.1 million of specific reserves that were allowed under previous regulatory supervision, but are now required to be charged directly against the loan balances.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At March 31,	At December 31,
	2012	2011	% Change
	(Dollars in thousands)
Nonaccrual loans	$20,595	$16,909	21.80%
Troubled debt restructurings	6,736	8,494	(20.70)
Real estate owned	857	783	9.45
Other repossessed assets	90	90	-
Total nonperforming assets	$28,278	$26,276	7.62%

Total nonperforming loans to total loans	5.94%	5.35%	11.03%

Total nonperforming loans to total assets	4.79%	4.44%	7.88%

Total nonperforming assets to total assets	4.95%	4.59%	7.84%

The following table shows the aggregate amounts of the Company’s classified assets at the dates indicated.

	At March 31,	At December 31,
	2012	2011
	(In thousands)
Special mention assets	$31,325	$24,756
Substandard assets	37,102	36,094
Doubtful assets	53	1,429
Loss assets	-	-
Total classified assets	$68,480	$62,279

The 10.0% increase in the level of classified assets from December 31, 2011 to March 31, 2012 was primarily in the commercial loan portfolio. Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance. These assets warrant and receive increased management oversight and allowance for loan losses (both general allowances and, in certain cases, specific allowances) have been established to account for the increased credit risk of these assets.  At March 31, 2012, $27.0 million of classified assets were nonperforming assets, compared to $24.3 million at December 31, 2011.

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2012 and 2011.

	Three Months
	Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Mortgage banking income	$391	$128	205.47%
Fees for other services	262	174	50.57
Fees for services related to deposit accounts	202	213	(5.16)
Income from bank owned life insurance	75	77	(2.60)
Income from investment advisory services, net	56	74	(24.32)
Recovery from legal settlement	-	147	(100.00)
Other income	25	24	4.17
Total	$1,011	$837	20.79%

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

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2012 and 2011.

	Three Months
	Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$2,664	$2,357	13.03%
Deposit related charge	800	-	N/A
Office occupancy	575	607	(5.27)
Professional fees	293	138	112.32
Directors compensation	205	176	16.48
Computer processing	174	262	(33.59)
Loss on foreclosed real estate, net	136	39	248.72
FDIC insurance premiums	133	204	(34.80)
Advertising	126	99	27.27
Office supplies	54	47	14.89
Public company expenses	19	18	5.56
Other expenses	291	304	(4.28)
Total	$5,470	$4,251	28.68%

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

Income Taxes. Provision (benefit) for income taxes was ($1.4 million) for the quarter ended March 31, 2012 compared to $396,000 for the quarter ended March 31, 2011. The primary reason for the decrease was the net loss experienced before provision for income taxes.

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

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OCC at March 31, 2012.

			Naugatuck Valley
	OCC Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	$68,812	17.35%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	63,854	16.10%

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	63,854	11.17%

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

Item 4. Controls and Procedures.

Naugatuck Valley Financial Corporation’s Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2012 in connection with the filing of the initial Form 10-Q for that period.

The Certifying Officers evaluated the effectiveness of disclosure controls and procedures as of March 31, 2012. Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this quarter as described below, management concluded that the Company’s disclosure and procedures were not effective as of March 31, 2012.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-l5(f) under the Exchange Act.

Because of their inherent limitations, systems of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

A "material weakness" in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected in a timely basis by the Company's internal controls.

Material Weaknesses In Internal Control

Allowance for Loan and Lease Losses

Estimating the allowance for loan losses requires credit administration staff to estimate the provision for loan losses based on the Company’s model, processes and procedures. Management identified deficiencies within the credit administration function which compromised the operational effectiveness of the internal controls, particularly in estimating the provision for loan losses. This led to management’s determination that there was a material weakness in internal control over financial reporting in estimating the allowance for loan losses.

Financial & Accounting

Management concluded that a material weakness existed due to ineffective staffing resources with the requisite skills and industry knowledge of U.S. GAAP and regulatory accounting, which resulted in insufficient accounting supervision over the credit administration function.

Remediation and Compensating Controls:

The Company has implemented certain changes in its internal controls as of the date of this report to address the material weaknesses. Specifically, management took the following steps to remediate the material weaknesses set forth above:

Allowances for Loan and Lease Losses.

—	Engaged qualified outside consultants to review the compliance of the ALLL model for compliance with GAAP and regulatory requirements.
—	The consultants also tested the ALLL model for integrity of input and accuracy of computations. Additionally, the consultants reviewed the factors used in the model for reasonableness and consistency.
—	Improved the processes for identifying loans and the determination of the amount of impairment.

Financial & Accounting

—	Increased oversight of the financial reporting process through the Audit Committee.

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

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

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

Naugatuck Valley Financial Corporation

Date: November 28, 2012	By:	/s/ William C. Calderara
William C. Calderara
President & Chief Executive Officer
(principal executive officer)

Date: November 28, 2012	By:	/s/ Thomas Van Lenten
Thomas Van Lenten
Chief Financial Officer

