Form 10-Q/A
period 2012-06-30
Naugatuck Valley Financial Corp
filed 2012-11-28
CIK 1493552

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

NAUGATUCK VALLEY FINANCIAL CORPORATION

Explanatory Note

This Quarterly Report on Form 10-Q/A contains the restated unaudited consolidated financial statements as of June 30, 2012 and for the six month period ended June 30, 2012, together with related disclosures. Such restated financial statements and related disclosures reflect the recordation in the quarter ended March 31, 2012 of an additional provision for loan losses of $2,573,271 as previously reported in the Current Report on Form 8-K previously filed on November 13, 2012.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
	Restated
ASSETS
Cash and due from depository institutions	$21,910	$15,436
Investment in federal funds	868	2,633
Investment securities available-for-sale, at fair value	26,512	25,051
Investment securities held-to-maturity, at amortized cost	29,379	25,292
Loans held for sale	1,358	2,993
Loans receivable, net	441,853	466,965
Accrued income receivable	1,773	1,932
Foreclosed real estate and repossessed assets, net	403	873
Premises and equipment, net	9,535	9,654
Bank owned life insurance	9,707	9,556
Federal Home Loan Bank stock, at cost	5,917	6,252
Deferred income taxes	3,453	2,439
Other assets	3,597	3,144

Total assets	$556,265	$572,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$411,346	$410,887
Borrowed funds	57,252	70,817
Mortgagors' escrow accounts	4,621	4,755
Other liabilities	4,089	3,447

Total liabilities	477,308	489,906

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at June 30, 2012 and 7,002,292 outstanding at December 31, 2011.	70	70
Paid-in capital	58,909	58,908
Retained earnings	23,224	27,014
Unearned ESOP shares (391,479 shares at June 30, 2012 and December 31, 2011)	(3,442)	(3,442)
Unearned stock awards (997 shares at June 30, 2012 and 1,395 shares at December 31, 2011)	(9)	(14)
Treasury stock, at cost (158 shares at June 30, 2012 and 74 shares at December 31, 2011)	(1)	(1)
Accumulated other comprehensive income (loss)	206	(221)

Total stockholders' equity	78,957	82,314

Total liabilities and stockholders' equity	$556,265	$572,220

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
	Restated		Restated
Interest income
Interest on loans	$5,652	$6,452	$11,699	$12,784
Interest and dividends on investments and deposits	398	411	817	841
Total interest income	6,050	6,863	12,516	13,625

Interest expense
Interest on deposits	975	1,718	2,069	3,464
Interest on borrowed funds	432	564	890	1,176
Total interest expense	1,407	2,282	2,959	4,640

Net interest income	4,643	4,581	9,557	8,985

Provision for loan losses	2,147	1,040	6,692	1,478

Net interest income after provision for loan losses	2,496	3,541	2,865	7,507

Noninterest income
Mortgage banking income	625	355	1,016	483
Fees for other services	263	233	525	406
Fees for services related to deposit accounts	204	213	406	426
Income from bank owned life insurance	76	78	151	155
Income from investment advisory services, net	51	65	107	139
Net gain on investments	-	86	-	86
Recovery from legal settlement	-	-	-	147
Other income	30	32	54	56
Total noninterest income	1,249	1,062	2,259	1,898

Noninterest expense
Compensation, taxes and benefits	2,705	2,326	5,314	4,669
Office occupancy	575	565	1,150	1,172
Professional fees	244	122	537	259
Loss on foreclosed real estate, net	204	49	341	88
Computer processing	194	64	368	326
FDIC insurance premiums	187	172	321	376
Advertising	160	106	286	205
Directors compensation	130	110	335	286
Office supplies	53	50	107	97
Public company expenses	38	30	57	48
Deposit related charge (reduction)	(88)	-	712	-
Other expenses	468	292	813	610
Total noninterest expense	4,870	3,886	10,341	8,136

Income (loss) before provision for income taxes	(1,125)	717	(5,217)	1,269

Provision (benefit) for income taxes	(410)	212	(1,826)	368

Net income (loss)	$(715)	$505	$(3,391)	$901
Other Comprehensive income (loss)
Changes in unrealized gain (loss) on securities available-for-sale, net	(68)	121	427	18
Total other comprehensive income (loss)	(68)	121	427	18
Comprehensive income (loss)	$(783)	$626	$(2,964)	$919
Earnings (loss) per common share - basic and diluted	$(0.11)	$0.07	$(0.51)	$0.13

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholder’s Equity

Six months ended June 30, 2012

(Unaudited, in thousands, except share data)

Restated

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2011	$70	$58,908	$27,014	$(3,442)	$(14)	$(1)	$(221)	$82,314
Dividends declared
($0.06 per common share)	-	-	(397)	-	-	-	-	(397)
Stock based compensation
(199 shares vested and
199 shares forfeited)	-	-	(2)	-	5	-	-	3
Stock based compensation options	-	1	-	-	-	-	-	1
Treasury stock acquired
(84 shares)	-	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	(3,391)	-	-	-	427	(2,964)

Balance at June 30, 2012	$70	$58,909	$23,224	$(3,442)	(9)	$(1)	$206	$78,957

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
	Restated
Cash flows from operating activities
Net income (loss)	$(3,391)	$901
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Provision for loan losses	6,692	1,478
Depreciation and amortization expense	351	393
Net loss on foreclosed assets	173	11
Gain on sale of loans	(810)	(350)
Loans originated for sale	(35,179)	(18,664)
Proceeds from sale of loans held for sale	37,623	16,429
Net amortization from investments	177	73
Amortization of intangible assets	17	17
Provision for deferred taxes	(973)	124
Net gain on investments	-	(233)
Stock-based compensation	123	92
Net change in:
Accrued income receivable	159	(5)
Deferred loan fees	(54)	(44)
Cash surrender value of life insurance	(151)	(155)
Other assets	648	1,111
Other liabilities	(577)	432
Net cash provided by operating activities	4,828	1,610
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	2,786	2,468
Proceeds from sale of available-for-sale securities	300	1,522
Proceeds from maturities of held-to-maturity securities	3,178	624
Redemption of Federal Home Loan Bank stock	335	-
Purchase of available-for-sale securities	(4,216)	-
Purchase of held-to-maturity securities	(7,386)	-
Loan originations net of principal payments	18,217	(12,187)
Purchase of premises and equipment	(248)	(532)
Proceeds from the sale of foreclosed assets	556	109
Net cash provided (used) by investing activities	13,522	(7,996)
Cash flows from financing activities
Net change in time deposits	(13,790)	(12,867)
Net change in other deposit accounts	14,248	22,169
Advances in borrowed funds	-	5,300
Repayment of borrowed funds	(11,387)	(15,935)
Net change in mortgagors' escrow accounts	(134)	23
Change in short term borrowings	(2,178)	(1,466)
Proceeds from common stock offering, net of offering costs	-	31,322
Purchase of shares by ESOP pursuant to reorganization	-	(2,003)
Forfeited restricted shares	(2)	-
Common stock repurchased	(1)	(1)
Cash dividends to common stockholders	(397)	(220)
Net cash (used) provided by financing activities	(13,641)	26,322
Net change in cash and cash equivalents	4,709	19,936
Cash and cash equivalents at beginning of period	18,069	14,263
Cash and cash equivalents at end of period	$22,778	$34,199
Non-cash investing activities:
Transfer of loans to foreclosed assets	$258	$488
Cash paid during the period for:
Interest	$2,989	$4,657
Income taxes	151	76

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

	At June 30, 2012
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Government guaranteed mortgage backed securities	2	$4,005	$(28)

Total securities in unrealized loss position	2	$4,005	$(28)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$267	$(67)
Auction-rate trust preferred securities	2	2,150	(249)

Total securities in unrealized loss position	3	$2,417	$(316)

	At December 31, 2011
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Government guaranteed mortgage backed securities	2	$4,244	$(9)

Total securities in unrealized loss position	2	$4,244	$(9)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$256	$(97)
Auction-rate trust preferred securities	2	1,644	(756)

Total securities in unrealized loss position	3	$1,900	$(853)

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011

Real estate loans:
One-to four-family	$208,653	$217,893
Commercial real estate and multi-family	150,083	160,858
Construction	33,399	29,734
Total real estate loans	392,135	408,485

Commercial business loans	32,869	36,645
Consumer loans:
Home equity	29,277	32,157
Savings accounts	749	847
Automobile	487	509
Personal	162	197
Total consumer loans	30,675	33,710
Totals loans	455,679	478,840

Less:
Allowance for loan losses	10,972	8,053
Undisbursed construction loans	2,574	3,489
Deferred loan origination fees, net	280	333
Loans receivable, net	$441,853	$466,965

Weighted average yield	5.16%	5.29%

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

	One-to Four- Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
As of and for the Six Months Ended June 30, 2012
(In thousands)
Allowance for loan losses:
Beginning balance	$1,745	$1,327	$3,745	$754	$482	$8,053
Provision for loan losses	804	842	1,789	3,052	205	6,692
Charge-offs	(347)	(629)	(1,245)	(1,416)	(146)	(3,783)
Recoveries	4	-	-	5	1	10
Ending balance	$2,206	$1,540	$4,289	$2,395	$542	$10,972
Ending loan balance individually evaluated for impairment	$4,636	$13,209	$8,892	$801	$175	$27,713
Ending loan balance collectively evaluated for impairment	$204,017	$20,190	$141,191	$32,068	$30,500	$427,966
As of and for the Year Ended December 31, 2011
(In thousands)
Allowance for loan losses:
Beginning balance	$1,585	$600	$2,714	$884	$610	$6,393
Provision for loan losses	377	1,449	1,942	383	142	4,293
Charge-offs	(217)	(722)	(911)	(516)	(271)	(2,637)
Recoveries	-	-	-	3	1	4
Ending balance	$1,745	$1,327	$3,745	$754	$482	$8,053
Ending loan balance individually evaluated for impairment	$2,721	$8,474	$4,422	$3,585	$225	$19,427
Ending loan balance collectively evaluated for impairment	$215,172	$21,260	$156,436	$33,060	$33,485	$459,413

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

The following tables are a summary of the loan portfolio quality indicators by loan class as of June 30, 2012 and December 31, 2011:

Commercial Loans - Credit Risk Profile by Internally Assigned Grade:
	At June 30, 2012			At December 31, 2011
(In thousands)	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate
Grade:
4	$6,284	$-	$35,141	$6,659	$216	$40,769
5	19,088	8,187	81,692	21,941	7,463	88,089
6	4,116	3,760	17,871	2,072	5,948	15,383
7	3,173	15,168	15,379	5,235	8,595	16,004
8	208	-	-	738	-	613
Total	$32,869	$27,115	$150,083	$36,645	$22,222	$160,858

Consumer Loans - Credit Risk Profile by Internally Assigned Grade:
	At June 30, 2012		At December 31, 2011
(In thousands)	Residential - Prime	Residential - Construction	Residential - Prime	Residential - Construction

Grade:
Pass	$202,420	$6,284	$213,049	$7,512
Special Mention	308	-	746	-
Substandard	5,925	-	4,098	-
Doubtful	-	-	-	-
Total	$208,653	$6,284	$217,893	$7,512

Consumer Loans - Credit Risk Profile Based on Payment Activity:
	At June 30, 2012	At December 31, 2011
(In thousands)	Consumer - Other	Consumer - Other
Grade:
Performing	$30,286	$33,323
Nonperforming	389	387
Total	$30,675	$33,710

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

The following tables are a summary of impaired loans by class of loans as of June 30, 2012 and December 31, 2011:

		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
As of June 30, 2012	Amount	Balance	Allowance	Amount	Recognized
	(In thousands)
Impaired loans without valuation allowance:
Real estate loans
One-to four-family	$4,636	$5,002	$-	$4,784	$84
Construction	10,492	12,205	-	10,485	80
Commercial real estate and multi-family	8,892	10,390	-	9,195	85
Commercial business loans	801	1,811	-	937	7
Consumer - other	175	397	-	259	6
Total impaired loans without valuation allowance	24,996	29,805	-	25,660	262
Impaired loans with valuation allowance:
Real estate loans
Construction	2,717	3,439	305	2,958	59
Total impaired loans with valuation allowance	2,717	3,439	305	2,958	59
Total impaired loans	$27,773	$33,244	$305	$28,618	$321

		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
As of December 31, 2011	Amount	Balance	Allowance	Amount	Recognized
	(In thousands)
Impaired loans without valuation allowance:
Real estate loans
One-to four-family	$1,360	$1,375	$-	$1,368	$42
Construction	959	959	-	944	5
Commercial real estate and multi-family	3,334	3,352	-	3,370	201
Commercial business loans	2,870	3,094	-	239	80
Consumer - other	101	353	-	206	1
Total impaired loans without valuation allowance	8,624	9,133	-	6,127	329
Impaired loans with valuation allowance:
Real estate loans
One-to four-family	1,361	1,361	109	1,362	42
Construction	7,515	8,980	510	4,173	279
Commercial real estate and multi-family	1,088	1,088	336	1,097	24
Commercial business loans	715	715	46	662	35
Consumer - other	124	124	71	125	6
Total impaired loans with valuation allowance	10,803	12,268	1,072	7,419	386
Total impaired loans	$19,427	$21,401	$1,072	$13,546	$715

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss)	$(715,000)	$505,000	$(3,391,000)	$901,000

Weighted-average common shares outstanding:
Basic	6,610,729	6,826,963	6,610,766	6,827,055
Effect of dilutive stock options and restrictive stock awards	-	-	-	-
Diluted	6,610,729	6,826,963	6,610,766	6,827,055

Earnings (loss) per common share:
Basic	$(0.11)	$0.07	$(0.51)	$0.13
Diluted	$(0.11)	$0.07	$(0.51)	$0.13

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)

Net income (loss)	$(715)	$505	$(3,391)	$901

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	(76)	226	386	101
Reclassification adjustment for (gain) loss realized in net income	-	(86)	-	(86)

Other comprehensive income (loss) before tax effect	(76)	140	386	15

Income tax effect related to items of other comprehensive income (loss)	(8)	19	(41)	(3)

Other comprehensive income (loss) net of tax effect	(68)	121	427	18

Total comprehensive income (loss)	$(783)	$626	$(2,964)	$919

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

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$22,778	$22,778	$18,069	$18,069
Investment securities	55,891	56,709	50,343	50,721
Loans held for sale	1,358	1,358	2,993	2,993
Loans receivable, net	441,853	458,606	466,965	492,446
Accrued income receivable	1,773	1,773	1,932	1,932
Mortgage servicing rights	685	720	700	742

Financial Liabilities
Deposits	411,346	414,865	410,887	409,357
Borrowed funds	57,252	62,547	70,817	72,757
Mortgagors' escrow accounts	4,621	4,621	4,755	4,755

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

Mortgage-servicing rights – The Company sells residential mortgage loans with servicing rights retained. At the time of the sale, the Company determines the value of the retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require, to assume the role of servicer, after considering the estimated effects of prepayments. If material, a portion of the gain on the sale of the loan is recognized as due to the value of the servicing rights, and a servicing asset is recorded.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets contracted $16.0 million from $572.2 million at December 31, 2011 to $556.2 million at June 30, 2012. Net loans receivable decreased by $25.1 million, or 5.4%, partially offset by an increase in investments of $5.5 million and an increase in cash and cash equivalents of $4.7 million. Multi-family and commercial real estate loans decreased by $10.8 million, one-to four-family loans decreased by $9.2 million, commercial business loans decreased by $3.8 million and consumer loans decreased by $3.0 million. These decreases were partially offset by an increase in construction loans of $3.7 million, primarily due to a reclassification of one large loan from the commercial business loan portfolio. The decrease in one-to four-family loans is primarily related to the sale of new production fixed rate mortgages on the secondary market. Commercial real estate loans and commercial business loans decreased primarily due to normal amortization, repayments, charge offs, and decreased demand for these types of products. Consumer loans have decreased as customers have been paying off second mortgages as they refinance into first mortgages.

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

Total stockholders’ equity was $79.0 million at June 30, 2012 compared to $82.3 million at December 31, 2011. The decrease in stockholders’ equity was primarily due to the net loss of $3.4 million experienced for the six month period and dividends of $397,000 paid to shareholders, partially offset by a net decrease in the unrealized loss on available for sale securities of $427,000.

Comparison of Operating Results For the Three and Six Months Ended June 30, 2012 and 2011

General. For the three months ended June 30, 2012, the Company recorded a net loss of $715,000 compared to net income of $505,000 for the three months ended June 30, 2011, a decrease of $1.2 million or 241.6%. The Company recorded a net loss of $3.4 million for the six month period ended June 30, 2012, compared to net income of $901,000 for the six months ended June 30, 2011. The decrease was primarily due to increased loan loss provisions and a higher level of noninterest expense, including the previously reported deposit related charge relating to the underpayment of interest on certain certificate of deposit accounts. These increases were partially offset by higher levels of net interest income and noninterest income.

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

The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2012 and 2011:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Interest income:
Loans	$5,652	$6,452	(12.40)%	$11,699	$12,784	(8.49)%
Investment securities	390	406	(3.94)	801	831	(3.61)
Federal Home Loan Bank stock	8	5	60.00	16	10	60.00
Total interest income	6,050	6,863	(11.85)	12,516	13,625	(8.14)
Interest expense:
Certificate accounts	854	1,541	(44.58)	1,819	3,128	(41.85)
Regular savings accounts	88	119	(26.05)	179	223	(19.73)
Checking and NOW accounts	12	11	9.09	24	22	9.09
Money market savings accounts	21	47	(55.32)	47	91	(48.35)
Total interest-bearing deposits	975	1,718	(43.25)	2,069	3,464	(40.27)
FHLB advances	425	547	(22.30)	870	1,136	(23.42)
Other borrowings	7	17	(58.82)	20	40	(50.00)
Total interest expense	1,407	2,282	(38.34)	2,959	4,640	(36.23)
Net interest income	$4,643	$4,581	1.35%	$9,557	$8,985	6.37%

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$448,366	5.04%	$482,770	5.35%	$455,621	5.14%	$478,348	5.35%
Fed Funds sold	2,985	0.00	2,100	0.00	2,841	0.00	2,126	0.00
Investment securities	53,609	2.91	43,539	3.73	52,705	3.04	44,535	3.73
Federal Home Loan Bank stock	5,917	0.54	6,252	0.32	6,062	0.53	6,252	0.32

Total interest-earning assets	$510,877	4.74	$534,661	5.13	$517,229	4.84	$531,261	5.13

Interest-bearing liabilities
Certificate accounts	$194,199	1.76	$233,623	2.64	$198,413	1.83	$235,935	2.65
Regular savings accounts & escrow	116,007	0.30	93,987	0.51	113,297	0.32	89,631	0.50
Checking and NOW accounts	73,494	0.07	69,871	0.06	70,805	0.07	64,669	0.07
Money market savings accounts	27,628	0.30	28,080	0.67	27,893	0.34	27,443	0.66

Total interest-bearing deposits	411,328	0.95	425,561	1.61	410,408	1.01	417,678	1.66
FHLB advances	59,865	2.84	86,692	2.52	61,756	2.82	87,661	2.59
Other borrowings	7,510	0.37	9,841	0.69	10,826	0.37	11,395	0.70

Total interest-bearing liabilities	$478,703	1.18%	$522,094	1.75%	$482,990	1.23%	$516,734	1.80%

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2012 and 2011:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Allowance at beginning of period	$9,793	$6,684	$8,053	$6,393
Provision for loan losses	2,147	1,040	6,692	1,478

Charge-offs	(972)	(116)	(3,783)	(263)
Recoveries	4	1	10	1
Net charge-offs	(968)	(115)	(3,773)	(262)
Allowance at end of period	$10,972	$7,609	$10,972	$7,609

The provision for loan losses was $2.1 million for the three months ended June 30, 2012, compared to $1.0 million for the same period in 2011. The increased provision in the 2012 period is due to management’s estimate of possible losses in the loan portfolio, primarily due to increased non-performing loans, charge offs and continuing recessionary economic conditions. Provisions of $6.7 million and $1.5 million were recorded for the six months ended June 30, 2012 and 2011, respectively. The balances of non-performing assets increased $4.0 million between December 31, 2011 and June 30, 2012, primarily as a result of higher balances of nonaccrual loans. Classified assets increased $7.3 million over the same period as several large loans were downgraded. Classified assets consisted primarily of loans rated special mention, substandard or doubtful in accordance with regulatory guidance. Additionally, three investments totaling $2.5 million, which were performing at the end of the period, and real estate acquired through foreclosure in the amount of $403,000 are included in the substandard category. Charge-offs were $972,000 and $3.8 million during the three and six months ended June 30, 2012, respectively, compared to $116,000 and $263,000 during the three and six months ended June 30, 2011, respectively. The charge-offs in the 2012 period were due to the write-down of $347,000 on 17 one- to four-family loans, one of which was for a deed-in-lieu of foreclosure, the write-down of $145,000 on six home equity loans, one of which was to facilitate a short sale of the collateral property, the write down of 13 commercial real estate loans and seven construction loans in the amounts of $1.2 million and $629,000, respectively, and the charge-off of 21 commercial business loans totaling $1.4 million. Included in the charge-off amounts this period was the write off of $1.1 million of specific reserves that were allowed under previous regulatory supervision, but are now required to be charged directly against the loan balances.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more at the dates presented:

	At June 30,	At December 31,
	2012	2011	% Change
	(Dollars in thousands)
Nonaccrual loans	$25,262	$16,187	56.06%
Troubled debt restructurings	3,875	8,494	(54.38)
Real estate owned	403	783	(48.53)
Other repossessed assets	-	90	(100.00)
Total nonperforming assets	$29,540	$25,554	15.60%

Total nonperforming loans to total loans	6.47%	5.20%	24.42%

Total nonperforming loans to total assets	5.24%	4.31%	21.58%

Total nonperforming assets to total assets	5.31%	4.47%	18.79%

The following table shows the aggregate amounts of the Company’s classified assets at the dates indicated:

	At June 30,	At December 31,
	2012	2011
	(In thousands)

Special mention assets	$26,425	$24,756
Substandard assets	40,050	36,094
Doubtful assets	218	1,429
Loss assets	-	-
Total classified assets	$66,693	$62,279

The 7.1% increase in the level of classified assets from December 31, 2011 to June 30, 2012 was primarily in the commercial loan portfolio. Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance. These assets warrant and receive increased management oversight and allowance for loan losses (both general allowances and, in certain cases, specific allowances) have been established to account for the increased credit risk of these assets.  At June 30, 2012, $29.5 million of classified assets were nonperforming assets, compared to $25.6 million at December 31, 2011.

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

Noninterest Expense. The following table summarizes noninterest expense for the three and six months ended June 30, 2012 and 2011.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
(Dollars in thousands)
Compensation, taxes and benefits	$2,705	$2,326	16.29%	$5,314	$4,669	13.81%
Office occupancy	575	565	1.77	1,150	1,172	(1.88)
Professional fees	244	122	100.00	537	259	107.34
Loss on foreclosed real estate, net	204	49	316.33	341	88	287.50
Computer processing	194	64	203.13	368	326	12.88
FDIC insurance premiums	187	172	8.72	321	376	(14.63)
Advertising	160	106	50.94	286	205	39.51
Directors compensation	130	110	18.18	335	286	17.13
Office supplies	53	50	6.00	107	97	10.31
Public company expenses	38	30	26.67	57	48	18.75
Deposit related charge (reduction)	(88)	-	N/A	712	-	N/A
Other expenses	468	292	60.27	813	610	33.28
Total	$4,870	$3,886	25.32%	$10,341	$8,136	27.10%

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

Income Taxes. Provision (benefit) for income taxes was ($410,000) for the quarter ended June 30, 2012 compared to $212,000 for the quarter ended June 30, 2011, and ($1.8 million) for the six months ended June 30, 2012 compared to $368,000 for the six months ended June 30, 2011. The primary reason for the decrease was the net loss experienced before provision for income taxes.

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

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OCC at June 30, 2012.

			Naugatuck Valley
	OCC Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	$67,704	17.49%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	62,866	16.24%

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	62,866	11.27%

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

Item 4. Controls and Procedures.

Naugatuck Valley Financial Corporation’s Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2012 in connection with the filing of the initial Form 10-Q for that period.

The Certifying Officers evaluated the effectiveness of disclosure controls and procedures as of June 30, 2012. Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this quarter as described below, management concluded that the Company’s disclosure and procedures were not effective as of June 30, 2012.

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

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

