Form 10-Q
period 2012-09-30
Naugatuck Valley Financial Corp
filed 2012-11-28
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☒            No☐

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

Yes   ☐       No   ☒

As of November 26 2012, there were 7,002,208 shares of the registrant’s common stock outstanding.

Explanatory Note

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (“Form 10-Q”), Naugatuck Valley Financial Corporation (the “Company”) is relying on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”), titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meeting filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. The Company was unable to file its Form 10-Q on a timely basis due to the disruptions caused by Hurricane Sandy on the Company’s offices and employees, as well as the Company’s independent auditors, which are all primarily located in regions of Connecticut that were impacted by Hurricane Sandy.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition

(In thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from depository institutions	$25,209	$15,436
Investment in federal funds	682	2,633
Investment securities available-for-sale, at fair value	25,522	25,051
Investment securities held-to-maturity, at amortized cost	27,523	25,292
Loans held for sale	2,807	2,993
Loans receivable, net	423,527	466,965
Accrued income receivable	1,844	1,932
Foreclosed real estate and repossessed assets, net	356	873
Premises and equipment, net	9,522	9,654
Bank owned life insurance	9,781	9,556
Federal Home Loan Bank stock, at cost	5,917	6,252
Deferred income taxes	5,487	2,439
Other assets	4,637	3,144

Total assets	$542,814	$572,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$403,408	$410,887
Borrowed funds	61,354	70,817
Mortgagors' escrow accounts	2,181	4,755
Other liabilities	3,114	3,447

Total liabilities	470,057	489,906

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at September 30, 2012 and 7,002,292 outstanding at December 31, 2011.	70	70
Paid-in capital	58,910	58,908
Retained earnings	16,860	27,014
Unearned ESOP shares (391,479 shares at September 30, 2012 and December 31, 2011)	(3,442)	(3,442)
Unearned stock awards (997 shares at September 30, 2012 and 1,395 shares at December 31, 2011)	(3)	(14)
Treasury stock, at cost (158 shares at September 30, 2012 and 74 shares at December 31, 2011)	(1)	(1)
Accumulated other comprehensive income (loss)	363	(221)

Total stockholders' equity	72,757	82,314

Total liabilities and stockholders' equity	$542,814	$572,220

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)
Interest income
Interest on loans	$5,491	$6,520	$17,190	$19,304
Interest and dividends on investments and deposits	397	413	1,215	1,254
Total interest income	5,888	6,933	18,405	20,558

Interest expense
Interest on deposits	887	1,371	2,956	4,835
Interest on borrowed funds	370	550	1,260	1,726
Total interest expense	1,257	1,921	4,216	6,561

Net interest income	4,631	5,012	14,189	13,997

Provision for loan losses	10,312	1,195	17,005	2,673

Net interest income (loss) after provision for loan losses	(5,681)	3,817	(2,816)	11,324

Noninterest income
Mortgage banking income	776	666	1,792	1,149
Fees for other services	245	215	770	621
Fees for services related to deposit accounts	210	231	615	657
Income from bank owned life insurance	75	77	226	232
Income from investment advisory services, net	46	89	154	228
Net gain on investments	-	-	-	86
Recovery from legal settlement	-	508	-	655
Other than temporary impairment losses on investments	-	(19)	-	(19)
Other income	23	25	77	81
Total noninterest income	1,375	1,792	3,634	3,690

Noninterest expense
Compensation, taxes and benefits	2,711	2,721	8,025	7,435
Office occupancy	564	579	1,714	1,751
Professional fees	576	143	1,113	413
Loss on foreclosed real estate, net	66	131	407	507
Computer processing	179	123	548	449
FDIC insurance premiums	185	104	506	192
Advertising	122	98	408	373
Directors compensation	152	96	487	301
Office supplies	63	67	169	164
Public company expenses	23	19	80	67
Deposit related charge	-	-	712	-
Other expenses	452	419	1,264	984
Total noninterest expense	5,093	4,500	15,433	12,636

Income (loss) before provision for income taxes	(9,399)	1,109	(14,615)	2,378

Provision (benefit) for income taxes	(3,238)	362	(5,063)	730

Net income (loss)	$(6,161)	$747	$(9,552)	$1,648
Other Comprehensive income (loss)
Changes in unrealized gain (loss) on securities available-for-sale, net	157	(634)	584	(616)
Total other comprehensive income	$157	$(634)	$584	$(616)
Comprehensive income (loss)	$(6,004)	$113	$(8,968)	$1,032
Earnings (loss) per common share - basic and diluted	$(0.93)	$0.12	$(1.44)	$0.25

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholder’s Equity

Nine months ended September 30, 2012

(Unaudited, in thousands, except share data)

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2011	$70	$58,908	$27,014	$(3,442)	$(14)	$(1)	$(221)	$82,314
Dividends declared
($0.09 per common share)	-	-	(599)	-	-	-	-	(599)
Stock based compensation
(199 shares vested and 199 shares forfeited)	-	-	(3)	-	11	-	-	8
Stock based compensation options	-	2	-	-	-	-	-	2
Treasury stock acquired
(84 shares)	-	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	(9,552)	-	-	-	584	(8,968)

Balance at September 30, 2012	$70	$58,910	$16,860	$(3,442)	(3)	$(1)	$363	$72,757

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(9,552)	$1,648
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Provision for loan losses	17,005	1,478
Depreciation and amortization expense	532	393
Net loss on foreclosed assets	69	11
Gain on sale of loans	(1,421)	(350)
Loans originated for sale	(64,789)	(18,664)
Proceeds from sale of loans held for sale	66,395	16,429
Net amortization from investments	270	73
Amortization of intangible assets	20	17
Provision for deferred taxes	(3,050)	124
Net gain on investments	-	(233)
Stock-based compensation	184	92
Net change in:
Accrued income receivable	88	(5)
Deferred loan fees	(92)	(44)
Cash surrender value of life insurance	(226)	(155)
Other assets	(1,504)	1,111
Other liabilities	(504)	432
Net cash provided by operating activities	3,425	2,357
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	5,738	2,468
Proceeds from sale of available-for-sale securities	300	1,522
Proceeds from maturities of held-to-maturity securities	3,178	624
Redemption of Federal Home Loan Bank stock	335	-
Purchase of available-for-sale securities	(4,216)	-
Purchase of held-to-maturity securities	(7,386)	-
Loan originations net of principal payments	26,169	(12,187)
Purchase of premises and equipment	(407)	(532)
Proceeds from the sale of foreclosed assets	804	109
Net cash provided (used) by investing activities	24,515	(7,996)
Cash flows from financing activities
Net change in time deposits	(22,439)	(12,867)
Net change in other deposit accounts	14,960	22,169
Advances in borrowed funds	8,509	5,300
Repayment of borrowed funds	(17,972)	(15,935)
Net change in mortgagors' escrow accounts	(2,573)	23
Change in short term borrowings	-	(1,466)
Proceeds from common stock offering, net of offering costs	-	31,322
Purchase of shares by ESOP pursuant to reorganization	-	(2,003)
Forfeited restricted shares	(3)	-
Common stock repurchased	(1)	(1)
Cash dividends to common stockholders	(599)	(220)
Net cash (used) provided by financing activities	(20,118)	26,322
Net change in cash and cash equivalents	7,822	20,683
Cash and cash equivalents at beginning of period	18,069	14,263
Cash and cash equivalents at end of period	$25,891	$34,946
Non-cash investing activities:
Transfer of loans to foreclosed assets	$356	$488
Cash paid during the period for:
Interest	$4,266	$4,657
Income taxes	198	76

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

Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Certain reclassifications have been made to consolidated financial statements to conform to the September 30, 2012 consolidated financial statement presentation. These reclassifications only changed the reporting categories and did not affect the Company’s results of operations or financial position.

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

Recently Issued Accounting Guidance

There were no additional accounting standards updates applicable to the Company issued by FASB during the third quarter ended September 30, 2012. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 5 – INVESTMENT SECURITIES

At September 30, 2012, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,008	$33	$-	$1,041
Corporate bonds	-	-	-	-
Government guaranteed mortgage-backed securities	14,693	802	-	15,495
Government guaranteed collateralized mortgage obligations	1,152	14	-	1,166
Private label collateralized mortgage obligations	327	-	(29)	298
Total debt securities	17,180	849	(29)	18,000
Auction-rate trust preferred securities	7,700	-	(178)	7,522

Total available-for-sale securities	$24,880	$849	$(207)	$25,522

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$27,523	$704	$-	$28,227

Total held-to-maturity securities	$27,523	$704	$-	$28,227

At December 31, 2011, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,014	$54	$-	$1,068
Government guaranteed mortgage-backed securities	13,919	844	-	14,763
Government guaranteed collateralized mortgage obligations	1,711	10	-	1,721
Private label collateralized mortgage obligations	352	-	(97)	255
Total debt securities	16,996	908	(97)	17,807
Auction-rate trust preferred securities	8,000	-	(756)	7,244

Total available-for-sale securities	$24,996	$908	$(853)	$25,051

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$25,292	$387	$(9)	$25,670

Total held-to-maturity securities	$25,292	$387	$(9)	$25,670

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

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012, and December 31, 2011. There have been no securities in a continuous unrealized loss position for less than 12 months at September 30, 2012

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$298	$(29)
Auction-rate trust preferred securities	2	2,328	(178)

Total securities in unrealized loss position	3	$2,626	$(207)

	At December 31, 2011
	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Government guaranteed mortgage backed securities	2	$4,244	$(9)

Total securities in unrealized loss position	2	$4,244	$(9)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$256	$(97)
Auction-rate trust preferred securities	2	1,644	(756)

Total securities in unrealized loss position	3	$1,900	$(853)

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011

Real estate loans:
One-to four-family	$210,311	$217,893
Commercial real estate and multi-family	141,521	160,858
Construction	24,388	29,734
Total real estate loans	376,220	408,485

Commercial business loans	34,279	36,645
Consumer loans:
Home equity	29,720	32,157
Savings accounts	592	847
Automobile	475	509
Personal	210	197
Total consumer loans	30,997	33,710
Totals loans	441,496	478,840

Less:
Allowance for loan losses	15,801	8,053
Undisbursed construction loans	1,927	3,489
Deferred loan origination fees, net	241	333
Loans receivable, net	$423,527	$466,965

Weighted average yield	5.13%	5.29%

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

The following tables set forth the balance of the allowance for loan losses at September 30, 2012 and December 31, 2011, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. Also included is a summary of transactions in the allowance for loan losses for the nine months ended September 30, 2012 and the year ended December 31, 2011. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	One-to Four- Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
As of and for the Nine Months
Ended September 30, 2012
(In thousands)
Allowance for loan losses:
Beginning balance	$1,745	$1,327	$3,745	$754	$482	$8,053
Provision for loan losses	2233	6,070	4,897	3,249	556	17,005
Charge-offs	(571)	(5,504)	(934)	(2,260)	-	(9,269)
Recoveries	4	-	-	6	2	12
Ending balance	$3,411	$1,893	$7,708	$1,749	$1,040	$15,801
Ending loan balance individually evaluated for impairment	$7,050	$15,146	$13,382	$1,858	$262	$37,698
Ending loan balance collectively evaluated for impairment	$203,261	$9,242	$128,139	$32,421	$30,735	$403,798
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

The following tables are a summary of the loan portfolio quality indicators by loan class as of September 30, 2012 and December 31, 2011:

Commercial Loans - Credit Risk Profile by Internally Assigned Grade:
	At September 30, 2012			At December 31, 2011
(In thousands)	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate
Grade:
4	$5,754	-	$28,402	$6,659	$216	$40,769
5	21,355	7,588	82,109	21,941	7,463	88,089
6	3,344	4,494	15,354	2,072	5,948	15,383
7	3,459	9,397	14,350	5,235	8,595	16,004
8	367	-	1,306	738	-	613
Total	$34,279	$21,479	$141,521	$36,645	$22,222	$160,858

Consumer Loans - Credit Risk Profile by Internally Assigned Grade:
	At September 30, 2012		At December 31, 2011
(In thousands)	Residential - Prime	Residential - Construction	Residential - Prime	Residential - Construction

Grade:
Pass	$203,759	$2,909	$213,049	$7,512
Special Mention	278	-	746	-
Substandard	6,274	-	4,098	-
Doubtful	-	-	-	-
Total	$210,311	$2,909	$217,893	$7,512

Consumer Loans - Credit Risk Profile Based on Payment Activity:
	At September 30, 2012	At December 31, 2011
(In thousands)	Consumer – Other	Consumer – Other
Grade:
Performing	$30,587	$33,323
Nonperforming	410	387
Total	$30,997	$33,710

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of September 30, 2012 and December 31, 2011:

	Credit Quality Information
			Greater				Carrying
			Than				Amount > 90
	31-60 Days	61-90 Days	90 Days	Total Past			Days and
	Past Due	Past Due	(Nonaccrual)	Due	Current	Total Loans	Accruing
As of September 30, 2012
(In thousands)
Real estate loans
One-to four-family	$794	$72	$4,527	$5,393	207,937	$213,330	$-
Construction	-	893	10,839	11,732	12,333	21,369	-
Commercial real estate and multi-family	842	329	7,905	9,077	131,382	141,521	-
Commercial business loans	208	99	1,564	1,871	32,408	34,279
Consumer - other	163	36	410	609	30,388	30,997	-
Total	$2,007	$1,429	$23,612	$27,048	$414,448	$441,496	$-

As of December 31, 2011
(In thousands)
Real estate loans
One-to four-family	$1,379	$214	$4,140	$5,733	212,160	$217,893	$-
Construction	270	-	9,005	9,275	20,459	29,734	-
Commercial real estate and multi-family	654	249	9,182	10,085	150,773	160,858	-
Commercial business loans	396	-	1,967	2,363	34,282	36,645
Consumer - other	467	37	387	891	32,819	33,710	-
Total	$3,166	$500	$24,681	$28,347	$450,493	$478,840	$-

Nonperforming loans (defined as nonaccrual loans and TDRs) totaled $25.2 million at September 30, 2012 compared to $24.7 million at December 31, 2011. The amount of income that was contractually due but not recognized on nonperforming loans totaled $275,000 and $1.6 million for the quarter and nine months ended September 30, 2012, respectively, compared with $365,000 for the year ended December 31, 2011.

At September 30 2012, there were no loans 90 or more days past due and still accruing interest. At September 30, 2012, the Company had 108 loans on non-accrual status with foregone interest of approximately $1.6 million for the period since the loans were placed on non-accrual status. Included in these loans were 62 loans which were not 90 days past due, but were placed on non-accrual status as a result of a recent modification or the identification of a weakness on the loan.

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

At September 30, 2012, the Company had $26.0 million of loans which were considered to be impaired, with a valuation allowance of $1.3 million, compared to $19.4 million of such loans at December 31, 2011 with a valuation allowance of $1.3 million. The increase is primarily due to the classification of the following as impaired during the period: three residential development loans, fourteen commercial real estate loans, ten commercial loans secured by business assets, fifteen residential mortgage loans and four home equity loans. The increases were partially offset by removing from impaired status: one residential mortgage loan, three home equity loans and nine commercial business loans. Additionally, $1.1 million of specific allowances that were allowed under previous regulatory supervision were charged off against the loan balances as required under current regulatory supervision.

The following tables are a summary of impaired loans by class of loans as of September 30, 2012 and December 31, 2011:

		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
As of September 30, 2012	Amount	Balance	Allowance	Amount	Recognized
	(In thousands)
Impaired loans without valuation allowance:
Real estate loans
One-to four-family	$4,874	$5,335	$-	$4,925	$122
Construction	7,515	14,355	-	10,784	117
Commercial real estate and multi-family	10,257	12,485	-	11,379	190
Commercial business loans	1,453	1,764	-	1,534	27
Consumer - other	306	390	-	340	12
Total impaired loans without valuation allowance	24,405	34,329	-	28,962	468
Impaired loans with valuation allowance:
Real estate loans
Construction	352	407	-	394	3
Commercial real estate	1,306	1,306	1,306	1,326	-
Total impaired loans with valuation allowance	1,658	1,713	1,306	1,720	3
Total impaired loans	$26,063	$36,042	$1,306	$30,682	$471

		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
As of December 31, 2011	Amount	Balance	Allowance	Amount	Recognized
	(In thousands)
Impaired loans without valuation allowance:
Real estate loans
One-to four-family	$1,360	$1,375	$-	$1,368	$42
Construction	959	959	-	944	5
Commercial real estate and multi-family	3,334	3,352	-	3,370	201
Commercial business loans	2,870	3,094	-	239	80
Consumer - other	101	353	-	206	1
Total impaired loans without valuation allowance	8,624	9,133	-	6,127	329
Impaired loans with valuation allowance:
Real estate loans
One-to four-family	1,361	1,361	109	1,362	42
Construction	7,515	8,980	510	4,173	279
Commercial real estate and multi-family	1,088	1,088	336	1,097	24
Commercial business loans	715	715	46	662	35
Consumer – other	124	124	71	125	6
Total impaired loans with valuation allowance	10,803	12,268	1,072	7,419	386
Total impaired loans	$19,427	$21,401	$1,072	$13,546	$715

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

The following table displays information for impaired loans modified through a TDR at September 30, 2012 and December 31, 2011:

	As of	As of
	September 30,	December 31,
(In thousands)	2012	2011

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$566	$416
Nonaccrual	8,232	12,235
Total	$8,798	$12,651

The following table presents a summary of loans that were restructured during the nine months ended September 30, 2012 and for the year ended December 31, 2011:

	For the Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post-Modification Recorded Investment

Real estate loans:
One-to four-family	6	$1,440	$3	$3	$1,446
Multi-family and commercial real estate	1	426	-	-	426
Commercial business loans	2	292	-	-	292
Consumer loans:
Home equity	3	168	-	-	168
Total TDRs restructured during the period	12	$2,326	$3	$3	$2,332

TDRs, still accruing interest	4	$580	$-	$-	$580
TDRs, included in nonaccrual	8	1,746	3	3	1,752
Total	12	$2,326	$3	$3	$2,332

	For the Year Ended December 31, 2011
(Dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post-Modification Recorded Investment

Real estate loans:
One-to-four family	2	$310	$-	$-	$310
Construction	1	48	30	-	78
Commercial real estate and multi-family	5	3,736	19	59	3,814
Commercial business loans	3	673	-	-	673
Total TDRs restructured during the period	11	$4,767	$49	$59	$4,875

TDRs, still accruing interest	-	$-	$-	$-	$-
TDRs, included in nonaccrual	11	4,767	49	59	4,875
Total	11	$4,767	$49	$59	$4,875

The specific allowances for loan losses on TDRs is determined by discounting the restructured cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is considered collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a specific valuation allowance as a component of the allowance for loan losses, or charges off the impaired balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio. The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for specific impairment. All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment. During the nine months ended September 30, 2012, the Company charged off $2.1 million of loans previously classified as TDRs, on which there were $743,000 of related specific allowances.

NOTE 7 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents are comprised of stock options and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the three and nine months ended September 30, 2012, anti-dilutive options excluded from the calculations totaled 278,813 options (with an exercise price of $11.12) and 5,886 options (with an exercise price of $12.51). For the three and nine months ended September 30, 2011, anti-dilutive options excluded from the calculations totaled 306,827 options (with an exercise price of $11.12) and 7,482 options (with an exercise price of $12.51). Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss)	$(6,161,000)	$747,000	$(9,552,000)	$1,648,000

Weighted-average common shares outstanding:
Basic	6,610,729	6,578,471	6,610,766	6,579,104
Effect of dilutive stock options and restrictive stock awards	-	-	-	-
Diluted	6,610,729	6,578,471	6,610,766	6,579,104

Earnings (loss) per common share:
Basic	$(0.93)	$0.12	$(1.44)	$0.25
Diluted	$(0.93)	$0.12	$(1.44)	$0.25

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)

Net income (loss)	$(6,161)	$747	$(9,552)	$1,648
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	201	(652)	587	(551)
Reclassification adjustment for (gain) loss realized in net income	-	19	-	(67)

Other comprehensive income (loss) before tax effect	201	(633)	587	(618)
Income tax effect related to items of other comprehensive income (loss)	44	1	3	(2)
Other comprehensive income (loss) net of tax effect	157	(634)	584	(616)

Total comprehensive income (loss)	$(6,004)	$113	$(8,968)	$1,032

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

The Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below. The Company recorded a share-based compensation benefit of $2,480 and expense of $669 for the three and nine months ended September 30, 2012, respectively, due to forfeited options in September 2012, compared to $4,550 and $14,851 for the three and nine months ended September 30, 2011, respectively, in connection with the stock option and restricted stock awards.

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

NOTE 10 - DIVIDENDS

On July 25, 2012, the Company's Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on September 4, 2012, to stockholders of record as of the close of business on August 15, 2012.

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

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$25,891	$25,891	$18,069	$18,069
Investment securities	53,045	53,749	50,343	50,721
Loans held for sale	2,807	2,807	2,993	2,993
Loans receivable, net	423,527	444,217	466,965	492,446
Accrued income receivable	1,844	1,844	1,932	1,932
Mortgage servicing rights	877	910	700	742

Financial Liabilities
Deposits	403,408	406,353	410,887	409,357
Borrowed funds	61,354	62,547	70,817	72,757
Mortgagors' escrow accounts	2,181	2,181	4,755	4,755

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

Foreclosed Property and Repossessed Assets - Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the nine months ended September 30, 2012 and 2011, foreclosed properties and repossessed assets with a carrying value of $356,000 and $732,000, respectively, were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. There were subsequent valuation adjustments to five foreclosed properties in the amount of $94,000 for the nine months ended September 30, 2012. There were no subsequent valuation adjustments to foreclosed properties and repossessed assets for the nine months ended September 30, 2011. Collateral dependent impaired loans and foreclosed real estate and repossessed assets are considered Level 3, as the fair value is based on an appraisal and the adjustment to comparable sales made by the appraiser are unobservable. Non collateral dependent loans are measured using a discounted cash flow technique and are also considered Level 3, as the inputs are the Bank’s own assumptions.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis at September 30, 2012 and December 31, 2011 are summarized below:

	September 30, 2012
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,041	$-	$1,041
Government guaranteed mortgage-backed securities	-	15,495	-	15,495
Government guaranteed collateralized mortgage obligations	-	1,166	-	1,166
Private label collateralized mortgage obligations	-	298	-	298
Auction-rate trust preferred securities	-	-	7,522	7,522
Residential loans held for sale	-	2,807	-	2,807
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$23,883	$23,883
Foreclosed real estate and other repossessed assets	-	-	356	356
Mortgage-servicing rights	-	-	877	877

	December 31, 2011
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,068	$-	$1,068
Government guaranteed mortgage-backed securities	-	14,763	-	14,763
Government guaranteed collateralized mortgage obligations	-	1,721	-	1,721
Private label collateralized mortgage obligations	-	255	-	255
Auction-rate trust preferred securities	-	-	7,244	7,244
Residential loans held for sale	-	2,993	-	2,993
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$18,355	$18,355
Foreclosed real estate and other repossessed assets	-	-	873	873
Mortgage-servicing rights	-	-	726	726

There were no significant transfers of assets between Levels 1, 2 or 3 of the fair value hierarchy during the three or nine months ended September 30, 2012.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis:

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
(In thousands)	2012	2011

Balance at beginning of period	$7,244	$7,960
Increase (decrease) in fair value of securities included in accumulated other comprehensive income	578	(516)
Redemptions at par	(300)	(200)
Balance at end of period	$7,522	$7,244

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets contracted $29.4 million from $572.2 million at December 31, 2011 to $542.8 million at September 30, 2012. Net loans receivable decreased by $43.4 million or 9.3%, partially offset by an increase in investments of $2.7 million and an increase in cash and cash equivalents of $9.7 million. Multi-family and commercial real estate loans decreased by $19.3 million, one-to four-family loans decreased by $7.6 million, commercial business loans decreased by $2.4 million and consumer loans decreased by $2.7 million. The decrease in one-to four-family loans is primarily related to the sale of new production fixed rate mortgages on the secondary market. Commercial real estate loans and commercial business loans decreased primarily due to normal amortization, repayments, charge offs, and decreased demand for these types of products. Consumer loans have decreased as customers have been paying off second mortgages as they refinance into first mortgages.

Total liabilities were $470.1 million at September 30, 2012 compared to $489.9 million at December 31, 2011. Deposits decreased $7.5 million or 1.8% to $403.4 million at September 30, 2012 from $410.9 million at December 31, 2011. Between December 31, 2011 and September 30, 2012, core deposits (defined as all deposits other than certificates of deposit) increased $14.9 million while certificates of deposit decreased $22.4 million. Management attributes the increase in core deposits to management’s strategy to offer competitive short term rates and products, as well as depositor preference to maintain funds in short term accounts given the expectation for higher market interest rates in future periods. Advances from the Federal Home Loan Bank of Boston decreased by $18.0 million, from $64.3 million at December 31, 2011 to $46.3 million at September 30, 2012. Reverse repurchase agreements increased $8.5 million, from $6.5 million to $15 million over the same period.

Total stockholders’ equity was $72.8 million at September 30, 2012 compared to $82.3 million at December 31, 2011. The decrease in stockholders’ equity was primarily due to the net loss of $9.6 million experienced for the nine month period and dividends of $595,000 paid to shareholders, partially offset by a net decrease in the unrealized loss on available for sale securities of $566,000.

Comparison of Operating Results For the Three and Nine Months Ended September 30, 2012 and 2011

General. For the three months ended September 30, 2012, the Company recorded a net loss of $6.2 million compared to net income of $747,000 for the three months ended September 30, 2011, a decrease of $6.9 million or 924.8%. The Company recorded a net loss of $9.6 million for the nine month period ended September 30, 2012, compared to net income of $1.6 million for the nine months ended September 30, 2011. The decrease was primarily due to increased loan loss provisions and a higher level of noninterest expense, including the previously reported deposit related charge relating to the underpayment of interest on certain certificate of deposit accounts. These increases were partially offset by higher levels of net interest income and noninterest income.

Net Interest Income. Net interest income for the quarter ended September 30, 2012 totaled $4.6 million compared to $5.0 million for the quarter ended September 30, 2011, a decrease of $380,000 or 7.6%. For the nine month period ended September 30, 2012, net interest income totaled $14.2 million, compared to $14.0 million for the nine months ended September 30, 2011. The increase in net interest income was primarily due to a decrease in interest expense in both periods. Interest expense decreased by $665,000, or 34.6%, in the three month period and decreased by $2.3 million, or 35.7%, in the nine month period. The decrease was primarily due to a decrease in the average rates paid on interest bearing liabilities. The average rates paid on deposits and borrowings decreased by 48 and 78 basis points in both the three and nine month periods, respectively. The rate decrease is mainly due to certificates of deposit renewing at lower rates or being transferred to savings accounts during the period, combined with the payoff of higher rate borrowings from the Federal Home Loan Bank at maturity. The average balances of interest bearing liabilities decreased by 5.9% and 6.3% for the three and nine months ended September 30, 2012, respectively. The decrease in interest bearing liabilities is attributed primarily to a decrease in the average balance of borrowings in both periods.

The decrease in interest expense was partially offset by a decrease in interest income. Interest income decreased by $1 million, or 15.1%, in the three month period and decreased by $2.2 million, or 10.5% in the nine month period. The decrease was primarily due to a decrease in the average rates earned on loans and investments. The average rates earned on loans and investments decreased by 42 basis points and 30 basis points in the three and nine month periods, respectively. Additionally, the average balances of interest earning assets decreased by 9.6% and 6.2% for the three and nine months ended September 30, 2012. The decrease in interest earning assets is attributed to decreases of 6.7% and 3.8% in the average balance of the loan portfolio in the three and nine month periods, respectively, partially offset by increases of 20.5% and 19.1% in the average balance of the investment portfolio over the same periods. The decreases in the loan portfolio are due primarily to the sale of new production of residential mortgages through the Bank’s secondary mortgage operation, combined with loan payoffs.

The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Interest income:
Loans	$5,491	$6,520	(15.78)%	$17,190	$19,304	(10.95)%
Fed Funds sold	1	-	N/A	2	1	100.00
Investment securities	388	409	(5.13)	1,190	1,239	(3.95)
Federal Home Loan Bank stock	8	4	100.00	23	14	64.29
Total interest income	5,888	6,933	(15.07)	18,405	20,558	(10.47)
Interest expense:
Certificate accounts	760	1,175	(35.32)	2,580	4,304	(40.05)
Regular savings accounts	93	139	(33.09)	271	362	(25.13)
Checking and NOW accounts	14	12	16.67	38	34	11.76
Money market savings accounts	20	45	(55.56)	67	135	(49.62)
Total interest-bearing deposits	887	1,371	(35.30)	2,956	4,835	(38.86)
FHLB advances	356	524	(32.06)	1,227	1,660	(26.08)
Other borrowings	14	26	(46.15)	33	66	(50.00)
Total interest expense	1,257	1,921	(34.56)	4,216	6,561	(35.74)
Net interest income	$4,631	$5,012	(7.60)%	$14,189	$13,997	1.37%

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$437,430	5.02%	$483,882	5.39%	$450,378	5.09%	$480,213	5.36%
Fed Funds sold	3,341	0.12	1,661	0.00	3,009	0.09	1,969	0.07
Investment securities	54,113	2.87	44,924	3.64	53,177	2.98	44,666	3.70
Federal Home Loan Bank stock	5,917	0.54	6,252	0.26	6,013	0.51	6,252	0.30

Total interest-earning assets	$500,801	4.70	$536,719	5.17	$512,577	4.79	$533,100	5.14

Interest-bearing liabilities
Certificate accounts	$185,202	1.64	$214,026	2.20	$193,977	1.25	$228,552	2.51
Regular savings accounts & escrow	117,573	0.31	101,225	0.55	114,733	0.21	93,539	0.52
Checking and NOW accounts	76,894	0.07	63,456	0.08	72,849	0.04	64,290	0.07
Money market savings accounts	26,917	0.30	29,130	0.62	27,565	0.23	28,011	0.64

Total interest-bearing deposits	406,586	0.87	407,837	1.34	409,124	0.67	414,392	1.56
FHLB advances	51,137	2.78	76,745	2.73	58,190	2.81	83,982	2.64
Other borrowings	12,256	0.46	14,871	0.70	11,306	0.39	12,566	0.70

Total interest-bearing liabilities	$469,979	1.07%	$499,453	1.54%	$478,620	0.93%	$510,940	1.71%

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2012 and 2011:

	Nine Months Ended	For the Year Ended
	September 30,	December 31,
(In thousands)	2012	2011

Balance at beginning of year	$8,053	$6,393
Provision for loan losses	17,005	4,293
Charge-offs	(9,269)	(2,637)
Recoveries	12	4

Balance at end of period	$15,801	$8,053

The provision for loan losses was $10.3 for the three months ended September 30, 2012, compared to $1.2 million for the same period in 2011. The increased provision in the 2012 period is due to management’s estimate of possible losses in the loan portfolio, primarily due to increased non-performing loans, charge offs and continuing recessionary economic conditions. Provisions of $17.0 million and $2.7 million were recorded for the nine months ended September 30, 2012 and 2011, respectively. The balances of non-performing assets increased $48,000 between December 31, 2011 and September 30, 2012, primarily as a result of charge-offs. Classified assets decreased $2.9 million over the same period due to charge-offs in the portfolio. Classified assets consisted primarily of loans rated special mention, substandard or doubtful in accordance with regulatory guidance. Additionally, three investments totaling $2.7 million, which were performing at the end of the period, and real estate acquired through foreclosure in the amount of $356,000, are included in the substandard category. Charge-offs were $5.5 million and $9.3 million during the three and nine months ended September 30, 2012, respectively, compared to $83,000 and $346,000 during the three and nine months ended September 30, 2011, respectively. The charge-offs in the 2012 period were due to the write-down of $396,000 on one- to four-family loans, one of which was for a deed-in-lieu of foreclosure, the write-down of $145,000 on home equity loans, one of which was to facilitate a short sale of the collateral property, the write down of 13 commercial real estate loans and seven construction loans in the amounts of $2.1 million and $5.3 million, respectively, and the charge-off of 21 commercial business loans totaling $1.4 million. Included in the charge-off amounts this period was the write off of $1.1 million of specific reserves that were allowed under previous regulatory supervision, but are now required to be charged directly against the loan balances.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more at the dates presented:

	At September 30,	At December 31,
	2012	2011	% Change
	(Dollars in thousands)
Nonaccrual loans	$17,014	$16,187	56.06%
Troubled debt restructurings	8,232	8,494	(54.38)
Real estate owned	356	783	(62.96)
Other repossessed assets	-	90	(100.00)
Total nonperforming assets	$25,602	$25,554	15.16%

Total nonperforming loans to total loans	5.96%	5.20%	27.88%

Total nonperforming loans to total assets	4.65%	4.31%	24.59%

Total nonperforming assets to total assets	4.72%	4.47%	21.25%

The following table shows the aggregate amounts of the Company’s classified assets at the dates indicated:

	At September 30,	At December 31,
	2012	2011
	(In thousands)

Special mention assets	$23,763	$24,756
Substandard assets	33,968	36,094
Doubtful assets	1,672	1,429
Loss assets	-	-
Total classified assets	$59,403	$62,279

The 4.6% decrease in the level of classified assets from December 31, 2011 to September 30, 2012 was primarily in the commercial loan portfolio. Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance. These assets warrant and receive increased management oversight and allowance for loan losses (both general allowances and, in certain cases, specific allowances) have been established to account for the increased credit risk of these assets.  At September 30, 2012, $25.6 million of classified assets were nonperforming assets, compared to $25.6 million at December 31, 2011.

Noninterest Income. The following table summarizes noninterest income for the three and nine months ended September 30, 2012 and 2011.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Mortgage banking income	$776	$666	16.52%	$1,792	$1,149	55.96%
Fees for other services	245	215	13.95	770	621	23.99
Fees for services related to deposit accounts	210	231	(9.09)	615	657	(6.39)
Income from bank owned life insurance	75	77	(2.60)	226	232	(2.59)
Income from investment advisory services, net	46	89	(48.31)	154	228	(32.46)
Net gain on investments	-	-	N/A	-	86	(100.00)
Recovery from legal settlement	-	508	(100.00)	-	655	(100.00)
Other than temporary impairment losses on investments	-	(19)	(100.00)	-	(19)	(100.00)
Other income	23	25	(8.00)	77	81	(4.94)
Total	$1,375	$1,792	(23.27)%	$3,634	$3,690	(1.52)%

Noninterest income was $1.3 million for the quarter ended September 30, 2012 compared to $1.8 million for the quarter ended September 30, 2011, an decrease of 23.3%. For the nine months ended September 30, 2012 noninterest income was $3.6 million compared to $3.7 million for the period ended September 30, 2011, a decrease of 1.5%. The decrease in both periods is primarily due to $508,000 included in the three months ended September 30, 2011 and $655,000 is included in the nine months ended September 30, 2011, representing a partial recovery with respect to Fannie Mae auction rate pass-through certificates on which an other-than-temporary impairment charge was recorded in the third quarter of 2008. There were increases in income generated by increased sales of mortgage loans in the secondary mortgage market, combined with increases in fees for other services. These increases were partially offset by decreases in gains on investments, income from investment advisory services, fees for services related to deposit accounts and income from bank owned life insurance.

Noninterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	% Change	2012	2011	% Change
(Dollars in thousands)
Compensation, taxes and benefits	$2,711	$2,721	(0.37)%	$8,025	$7,435	7.94%
Office occupancy	564	579	(2.59)	1,714	1,751	(2.11)
Professional fees	576	143	302.80	1,113	413	169.49
Loss on foreclosed real estate, net	66	131	(49.62)	407	507	(19.72)
Computer processing	179	123	45.53	548	449	22.05
FDIC insurance premiums	185	104	77.88	506	192	163.54
Advertising	122	98	24.49	408	373	9.38
Directors compensation	152	96	58.33	487	301	61.79
Office supplies	63	67	(5.97)	169	164	3.05
Public company expenses	23	19	21.05	80	67	19.40
Deposit related charge (reduction)	(36)	-	N/A	(131)	-	N/A
Other expenses	488	419	16.47	2,107	984	114.13
Total	$5,093	$4,500	13.18%	$15,433	$12,636	22.14%

Noninterest expense was $5.1 million for the quarter ended September 30, 2012 compared to $4.5 million for the quarter ended September 30, 2011. For the nine months ended September 30, 2012 noninterest expense was $15.4 million, compared to $12.7 million for the nine months ended September 30, 2011. The increase was the result of increases in compensation costs, professional fees, net loss on foreclosed real estate, advertising, directors compensation, and office supplies over the 2011 period. These increases were partially offset by decreases in office occupancy and FDIC insurance premiums in the nine month period. The increases in compensation and professional fees are due to additional staff hired and additional work performed by legal and accounting professionals related to compliance with the previously announced regulatory order. A net charge of $712,000 related to the previously announced deposit related charge is included in non-interest expense for the nine month period ended September 30, 2012.

Income Taxes. Provision (benefit) for income taxes was ($3.2 million) for the quarter ended September 30, 2012 compared to $362,000 for the quarter ended September 30, 2011, and ($5.1 million) for the nine months ended September 30, 2012 compared to $730,000 for the nine months ended September 30, 2011. The primary reason for the decrease was the net loss experienced before provision for income taxes.

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $25.9 million, including federal funds of $682,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $25.5 million at September 30, 2012. At September 30, 2012, the Bank had the ability to borrow a total of $136.2 million from the Federal Home Loan Bank of Boston, of which $46.3 million in borrowings was outstanding, along with $15.0 million in repurchase agreements. At September 30, 2012, the Bank had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. The Bank had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date. In addition, at September 30, 2012, the Bank had the ability to borrow $15 million from the Federal Reserve Bank Discount Window. The Bank had no advances outstanding on this line at September 30, 2012.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	September 30,	December 31,
(In thousands)	2012	2011
Commitments to extend credit:
Loan commitments on one-to four-family loans	$4,202	$8,782
Unused lines of credit	19,619	19,424
Amounts due mortgagors on construction loans	13,522	15,476
Amounts due on commercial loans	15,763	21,213
Commercial letters of credit	3,820	5,683

Certificates of deposit due within one year of September 30, 2012 totaled $32.7 million, 8.0% of total deposits. If these deposits do not remain with the Bank, it will be required to seek other sources of funds, including other certificates of deposit and its available lines of credit. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before September 30, 2013. Based on past experience, however, the Bank believes that a significant portion of our certificates of deposit will remain with us. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Bank’s primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2012, the Bank originated $64.8 million of loans, including renewals, refinances and advances. These activities were funded primarily by the proceeds from sales and maturities of available-for-sale securities and held to maturity securities of $9.6 million, proceeds of from the sale of loans in the secondary market in the amount of $65.0 million, and loan payoffs combined with normal amortization.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Bank experienced a net decrease in total deposits of $7.5 million for the nine months ended September 30, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors. The Bank generally manages the pricing of deposits to be competitive and to increase core deposit relationships. Occasionally, the Bank offers promotional rates on certain deposit products in order to attract deposits. The Bank experienced a net decrease in Federal Home Loan Bank advances of $17.9 million, and an increase in repurchase agreements of $8.5 million for the nine months ended September 30, 2012.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $11.2 million at September 30, 2012.

The Company is not subject to separate regulatory capital requirements. At September 30, 2012, the Bank was subject to the regulatory capital requirements of the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, the Bank exceeded all of its regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OCC at September 30, 2012.

			Naugatuck Valley
	OCC Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	$62,234	16.64%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	57,434	15.35%

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	57,434	10.57%

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

For the nine months ended September 30, 2012, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

The following table, which is based on information that we provided to our third party consultant as of September 30, 2012, presents an approximation of our exposure as a percentage of estimated net interest income for the next 12-month period using interest income simulation. The simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment speeds can have a significant impact on the interest income simulation. When interest rates rise, prepayment speeds tend to slow down. When interest rates fall, prepayment speeds tend to increase. We believe that our assumptions included in the simulation are reasonable; however, there can be no guarantee that these prepayment rates will approximate actual future repayment activity.

At September 30, 2012
Percentage Change in
Basis Point (“bp”)	Estimated Net Interest Income
Change in Rates	Over 12 months

+300 bp	-0.08%
+200	0.55%
+100	0.55%
Flat	0.00%
-100	-2.13%

Our third party consultant also performs dynamic modeling. This type of modeling employs a further set of assumptions attempting to simulate scenarios that are more likely than an immediate and sustained shock of 100 to 300 basis points and include the business planning strategies. The changes in rates in the table above are assumed to occur immediately.

Item 4. Controls and Procedures.

Naugatuck Valley Financial Corporation’s Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2012 in connection with the filing of the initial Form 10-Q for that period.

The Certifying Officers evaluated the effectiveness of disclosure controls and procedures as of September 30, 2012. Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this quarter as described below, management concluded that the Company’s disclosure and procedures were not effective as of September 30, 2012.

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

Remediation and Compensating Controls:

The Company has implemented certain changes in its internal controls as of the date of this report to address the material weaknesses. Specifically, management took the following steps to remediate the material weaknesses set forth above:

Allowances for Loan and Lease Losses.

—	Engaged qualified outside consultants to review the compliance of the ALLL model for compliance with GAAP and regulatory requirements.
—	The consultants also tested the ALLL model for integrity of input and accuracy of computations. Additionally, the consultants reviewed the factors used in the model for reasonableness and consistency.
—	Improved the processes for identifying loans and the determination of the amount of impairment.

Financial & Accounting

—	During the Third quarter of 2012, hired a qualified and highly-experienced Interim Chief Financial Officer with sufficient knowledge of US GAAP, regulatory accounting, and the banking industry and the skills to effectively implement that knowledge.

—	Increased oversight of the financial reporting process through the Audit Committee.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2012.

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

36

____________________

* Furnished, not filed.

(1)  Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on September 11, 2010.

(2)  Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on September 11, 2010.

(3)  Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1, as amended, initially filed on September 11, 2010.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation

Date: November 28, 2012	/s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer
(principal executive officer)

Date: November 28, 2012	/s/ Thomas Van Lenten
Thomas Van Lenten
Chief Financial Officer

38