Form 10-Q/A
period 2012-09-30
Naugatuck Valley Financial Corp
filed 2012-11-28
CIK 1493552

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

As of November 26, 2012, there were 7,002,208 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A is being filed solely to furnish the Interactive Data files as Exhibit 101. No other changes have been made to the Form 10-Q, as originally filed on November 28, 2012.

ITEM 6.	EXHIBITS

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13A-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (1)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (1)
101	Interactive Data File

(1) Filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2012, filed on November 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Dated: November 28, 2012	/s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer
(principal executive officer)

Dated: November 28, 2012	/s/ Thomas Van Lenten
Thomas Van Lenten
Chief Financial Officer