Form 10-K
period 2012-12-31
Naugatuck Valley Financial Corp
filed 2013-04-01
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, was $53,917,002.

As of March 22, 2013, there were 7,002,208 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Naugatuck Valley Financial’s business activity is the ownership of the outstanding capital stock of Naugatuck Valley Savings and management of the investment of offering proceeds retained from the offering. Naugatuck Valley Financial neither owns nor leases any property but instead uses the premises, equipment and other property of Naugatuck Valley Savings with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, Naugatuck Valley Financial may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so. Naugatuck Valley Financial has no significant assets, other than all of the outstanding shares of Naugatuck Valley Savings and U.S. government and agency securities, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Naugatuck Valley Savings.

Naugatuck Valley Savings is a federally chartered stock savings bank, and has served its customers in Connecticut since 1922. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and use those funds to originate one-to-four family, multi-family and commercial real estate, construction, commercial business, and consumer loans. Originations of long-term, fixed rate residential loans are primarily sold in the secondary mortgage market. We primarily hold other types of loans for investment.

Formal Regulatory Agreement

On January 17, 2012, Naugatuck Valley Savings and the Office of the Comptroller of the Currency (the “OCC”) entered into a formal written agreement (the “Agreement”). The Agreement required Naugatuck Valley Savings to take various actions, within prescribed time frames, with respect to certain operational areas of Naugatuck Valley Savings.  These operational areas include (i) the Board of Directors and senior executive management, (ii) business planning and budgeting, (iii) capital planning; (iv) enterprise risk management; (v) internal audit; (vi) lending, including loan portfolio management, lending policy, loan review policy and systems, appraisals/evaluations of real property, commercial real estate concentration risk management, and the allowance for loan and lease losses; (vii) checking overdraft protection policy; and (viii) Bank Secrecy Act/anti-money laundering/Office of Foreign Asset Control-related risk assessment.

The Agreement also required Naugatuck Valley Savings to file prior written notice with the OCC before appointing an individual to serve as a senior executive officer or as a director of Naugatuck Valley Savings. The Agreement also restricts Naugatuck Valley Savings from entering into, renewing, extending or revising any contractual arrangement relating to compensation or benefits for any senior executive officer of Naugatuck Valley Savings, unless Naugatuck Valley Savings first provides the OCC with prior written notice of the proposed transaction.

The Agreement restricts Naugatuck Valley Savings from declaring or paying any dividends or other capital distributions to Naugatuck Valley Financial without receiving the prior written approval of the OCC.  This provision of the Agreement relates to upstream, intercompany dividends or other capital distributions from Naugatuck Valley Savings to Naugatuck Valley Financial.

The Agreement and each of its provisions will remain in effect unless and until the provisions are amended in writing by mutual consent of Naugatuck Valley Savings and the OCC or accepted, waived, or terminated in writing by the OCC.

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

Market Area

We are headquartered in Naugatuck, Connecticut, which is located in southwestern Connecticut approximately six miles south of Waterbury and 26 miles north of Bridgeport. Connecticut is one of the most attractive banking markets in the United States with a total population of approximately 3.6 million, per capita income of $37,627 and a median household income of $69,243, well above the U.S. median household income of $52,762, according to 2011 estimates from the United States Census Bureau. In addition to our main office, we operate nine branch offices in the greater Naugatuck Valley market which we consider our market area. The greater Naugatuck Valley market encompasses the communities in the central and lower Naugatuck Valley regions in New Haven County, where our main office and eight of our branch offices are located, and Fairfield County, where one of our branch offices is located. The economy in our market area is primarily oriented to the service, retail, construction, and manufacturing industries. The median household and per capita income in New Haven County trailed slightly the comparable figures for Connecticut as a whole, while the median household and per capita income in Fairfield County exceeded the comparable figures for Connecticut.

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

Lending Activities

General. Our loan portfolio consists of one-to-four family residential mortgage loans, multi-family and commercial real estate loans, construction loans, commercial business loans and consumer loans. Substantially all of our loans are made to borrowers residing within Connecticut.

As a result of the significant growth in our construction loan, commercial real estate and multi-family loan and commercial business loan portfolios in recent years, we instituted, in October 2009, a policy establishing concentration limits for each of these portfolios as a percentage of our total risk-based capital. The following table sets forth these policy limits and our compliance with them at December 31, 2012.

Loan Portfolio	Policy Limit	Percentage at December 31, 2012
Construction	100%	49.56%
Commercial real estate (1)	285	218.65
Commercial business	75	57.62

(1) Includes multi-family loans and land and land development loans.

One-to-four family Residential Loans. We originate mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We generally offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed- rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. As interest rates declined and remained low over the past few years, we have experienced high levels of loan repayments and refinancing.

We generally do not make conventional loans with loan-to-value ratios exceeding 97% and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one-to-four family residences. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a Board-approved independent appraiser. On a significant majority of loans, we require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, or flood insurance for loans on property located in a flood zone, before closing the loan.

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

We originate multi-family and commercial real estate loans for terms generally up to 20 years. Interest rates and payments on adjustable-rate loans adjust every one, three, five or ten years. Interest rates on our adjustable rate loans generally are adjusted to a rate typically equal to 2% to 3% above the one-year, three-year, five-year or ten-year Federal Home Loan Bank classic advance rate. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 80% of the appraised value (since May 2010, 75% for owner-occupied properties and 70% for non-owner occupied properties).

The largest outstanding multi-family or commercial real estate loan at December 31, 2012 was $4.8 million, of which $4.5 million was outstanding. This loan is secured by commercial real estate for future retail development and was performing according to its original terms at December 31, 2012.

Our largest commercial real estate loan relationship at December 31, 2012 involved eight loans totaling $7.3 million, consisting of three commercial mortgages, one commercial construction loan, one commercial line of credit and three letters of credit. These loans were performing according to their original terms at December 31, 2012.

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with a maximum term of 30 years. Our largest residential construction loan at December 31, 2012 was $0.5 million, of which $30,000 was outstanding. This loan was performing according to its terms at December 31, 2012. We also make commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan or, in the case of a single family subdivision or construction or builder loan, be paid in full with the sale of the property after construction is complete. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% to 80% of the appraised value as determined by an appraisal of the property made by a Board approved independent appraiser, depending on the type of property. We also require an inspection of the property before disbursement of funds during the term of the construction loan for both residential and commercial construction loans. Our largest commercial construction loan and relationship at December 31, 2012 was $3.6 million, of which $3.4 million was outstanding. This loan is secured by real estate for the construction of a medical office building. This loan is current as of December 31, 2012.

We originate land loans to individuals on approved residential building lots for personal use for terms of up to 20 years and to a maximum loan-to-value ratio of 75% of the lower of the appraisal value or purchase price. Our land loans adjust annually after a five-year initial fixed period. Interest rates after adjustment are equal to 3% above the one-year constant maturity Treasury index.

We also originate loans to local contractors and developers for the purpose of making improvements to, and on, approved subdivisions and condominium projects within two years of the date of the original loan. Such loans generally are written with a maximum loan-to-value ratio of 80% of the lower of the appraised value or purchase price of the land. These loans adjust when and as the index changes at a rate that is generally equal to the prime rate as published in The Wall Street Journal plus 2%. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

Commercial Business Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area. We offer a variety of commercial lending products. These loans are typically secured, primarily by business assets. These loans are originated with loan-to-value ratios of approximately 75% of the value of the business assets. We originate one- to ten-year term loans for the acquisition of equipment or business expansion, lines of credit for seasonal financing needs and demand loans for short term financing needs with specific repayment sources. Commercial business loans are generally written at variable rates which use the prime rate as published in The Wall Street Journal as an index and, depending on the qualifications of the borrower, a zero to 3% margin is added. These rates will change when and as the index rate changes without caps. Fixed-rate loans are written at market rates determined at the time the loan is granted and are based on the length of the term and the qualifications of the borrower. Our largest commercial business loan relationship at December 31, 2012 was a loan in the amount of $5.5 million of which $0.9 million was outstanding and performing according to its original terms at December 31, 2012. This is a warehouse line of credit secured by mortgage notes.

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

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, profitability and the value of the underlying property. We require an environmental survey for multi-family and commercial real estate loans.

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

We consider loan sales as a part of our interest rate risk management efforts. We have the ability to sell longer-term fixed-rate loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. In 2009, we began to pursue a significant initiative to develop a meaningful secondary mortgage operation. We invested in personnel and systems to increase our ability to sell residential mortgages in the secondary market with the goals of increasing fee income and reducing interest rate risk through the sale of conforming long-term fixed-rate residential mortgages. With our systems in place, we have recently hired experienced loan production professionals in order to increase production. Since implementing this initiative, a significant percentage of all one-to-four family residential conforming loans we originate have been sold in the secondary market on a servicing retained basis. Such loans are primarily sold to Freddie Mac. Generally, loans are sold without recourse. We utilize the proceeds from these sales primarily to meet liquidity needs. The volume of loans sold totaled $75.5 million for the year ended December 31, 2012. We intend to continue to originate these types of loans for sale in the secondary market to grow our servicing portfolio and generate additional noninterest income.

At December 31, 2012, we retained the servicing rights on $130.7 million of loans for others, consisting primarily of fixed-rate mortgage loans sold without recourse to third parties. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower. At December 31, 2012, Naugatuck Valley Savings and Loan did not have any loans sold with recourse. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans. We occasionally sell participation interests in loans.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our board of directors and management.

For one-to-four family loans and owner occupied residential construction loans, two members of the mortgage loan committee, one of which must be a vice president or above, may approve loans up to $625,000 and a majority of the members of the board loan committee must approve loans over $625,000. For unsecured commercial business loans, a majority of the members of the board must approve loans over $500,000 and two members of the board of director’s loan committee must approve loans over $250,000 and up to $500,000. Unsecured business loans of $250,000 or less must be approved by two members of the officers’ loan committee and later presented to the officers’ loan committee for ratification. Loans of $100,000 or less which are unsecured can be approved by one member of the officers’ loan committee and later presented to the officers’ loan committee for ratification. For secured commercial loans and commercial construction loans, a majority of the members of the board must approve loans over $1.5 million and two members of the board of director’s loan committee must approve loans over $750,000 and up to $1.5 million. Loans of $500,001 to $750,000 secured by real estate, where the loan to value ratio is 70% (non-owner occupied) or 75% (owner occupied) or less supported by a conforming appraisal, can be approved by the officers’ loan committee. Loans of $500,000 or less secured by real estate where the loan-to-value is 70% (non-owner occupied) or 75% (owner occupied) or less can be approved by two members of the officers’ loan committee and for $100,000 or less secured by real estate with an 70% (non-owner occupied) or 75% (owner occupied) loan-to-value one member of the officers’ loan committee can approve with a later ratification by the officers’ loan committee. Loans exceeding these loan-to-value ratios need approval by the next highest loan committee level. The board loan committee must approve consumer loans over $200,000 and up to $1,200,000. The board of directors must approve all consumer loans over $1,200,000. Various bank personnel have been delegated authority to approve smaller commercial loans and consumer loans.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and allowance for loan losses. At December 31, 2012, our regulatory limit on loans to one borrower was $11.4 million. At that date, our largest lending relationship was $7.3 million and consisted of three commercial mortgages, one commercial construction loan, one commercial line of credit and tthree letters of credit, all of which were performing according to their original repayment terms.

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

At December 31, 2012, our investment portfolio consisted of U.S. Government and agency securities with maturities primarily less than five years, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, collateralized mortgage obligations with stated final maturities of 30 years or less, and preferred money market securities, that currently do not have a current active market, with terms of 91 days or less.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. During 2012, we continued to reduce credit risk by increasing our position in adjustable rate Ginnie Mae mortgage-backed securities which are classified as 0% risk weighted assets. Our board of directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Asset/Liability and Investment Committees. The Investment Committee meets regularly and is responsible for approval of investment strategies and monitoring of investment performance. Senior management has the overall responsibility for the daily investment activities and has authorized the CFO to make investment decisions consistent with our investment policy.

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

Subsidiaries

Naugatuck Valley Financial’s sole subsidiary is Naugatuck Valley Savings.

Naugatuck Valley Savings has two subsidiaries, Naugatuck Valley Mortgage Servicing Corporation and Church Street OREO One, LLC. Naugatuck Valley Mortgage Servicing was established in 1999 under Connecticut law as a passive investment corporation organized in order to take advantage of certain state tax benefits. The primary business for Naugatuck Valley Mortgage Servicing is to service mortgage loans which we have originated and subsequently transferred to Naugatuck Valley Mortgage Servicing. Church Street OREO One, LLC was established in January 2013 under Connecticut law, as a limited liability company. The primary business for Church Street OREO One, LLC is to hold and manage foreclosed real estate properties.

At December 31, 2012, Naugatuck Valley Mortgage Servicing had $229.4 million in assets.

Personnel

At December 31, 2012, we had 145 full-time employees and 15 part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Regulation and Supervision

General

Naugatuck Valley Savings is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Naugatuck Valley Savings is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Naugatuck Valley Savings must file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Naugatuck Valley Savings’ safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Naugatuck Valley Financial and Naugatuck Valley Savings and their operations. Naugatuck Valley Financial, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board. Naugatuck Valley Financial is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, made extensive changes in the regulation and supervision of federal savings institutions like Naugatuck Valley Savings. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated, and responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, the agency that regulates national banks. The Office of the Comptroller of the Currency assumed primary responsibility for examining Naugatuck Valley Savings and implementing and enforcing many of the laws and regulations applicable to federal savings institutions. At the same time, the responsibility for supervising and regulating savings and loan holding companies, such as Naugatuck Valley Financial, was transferred to the Federal Reserve Board. In addition, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, their primary federal regulator rather than the Consumer Financial Protection Bureau.

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

Capital Requirements.  Federal savings associations must meet three minimum capital standards:  a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of the Comptroller of the Currency capital regulation based on the risks believed inherent in the type of asset.  The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2012, Naugatuck Valley Savings met each of its capital requirements.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Naugatuck Valley Financial and Naugatuck Valley Savings under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less and phased out over a period of 10 years ending in 2022. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions, including dividend limitations. The Dodd-Frank Act made noncompliance with the qualified thrift lender test subject to agency enforcement action as a violation of law. As of December 31, 2012, Naugatuck Valley Savings maintained 89.71% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Federal savings banks are required to pay assessments to their primary federal regulator to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. Naugatuck Valley Savings paid $218,880 in assessments for the year ended December 31, 2012.

Insurance of Deposit Accounts. Naugatuck Valley Savings’ deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates range from seven to 77.5 basis points on the institution’s assessment base, which is calculated as total assets minus tangible equity.

Deposit insurance per account owner is currently $250,000. The FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, which was later extended to December 31, 2012. Naugatuck Valley Savings opted to participate in the unlimited coverage for noninterest bearing transaction accounts.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Naugatuck Valley Savings. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System. Naugatuck Valley Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Naugatuck Valley Savings, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Naugatuck Valley Savings was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2012 of $5.9 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily negotiable orders of withdrawal (NOW) and regular checking accounts). For 2012, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio was applied above $79.5 million. The first $12.4 million of otherwise reservable balances were exempted from the reserve requirements. These amounts are adjusted annually and, for 2013, require a 3% ratio for up to $79.5 million and an exemption of $12.4 million. Naugatuck Valley Savings complies with the foregoing requirements.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  There is a five-year transition period before the capital requirements will apply to savings and loan holding companies. Instruments such as cumulative preferred stock and trust preferred securities will not be includable as Tier 1 capital, except that instruments issued before May 19, 2010 will be “grandfathered” for companies with consolidated assets of $15 billion or less. The Bank is currently considered well capitalized under OCC regulatory guidelines. However, due to the 2012 operating results of the Bank, the Company’s Board of Directors has, effectively with the third quarter of 2012 suspended its dividend.

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

Executive Officers of the Registrant

The executive officers of Naugatuck Valley Financial and Naugatuck Valley Savings are elected annually by the Board of Directors and serve at the Board’s discretion. The executive officers of Naugatuck Valley Financial and Naugatuck Valley Savings are:

Name	Position

William C. Calderara	President and Chief Executive Officer of Naugatuck Valley Financial and Naugatuck Valley Savings and Loan.

Mark S. Graveline	Senior Vice President of Naugatuck Valley Financial; Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings and Loan.

Sharon A. Blanchette	Senior Vice President of Naugatuck Valley Financial; Senior Vice President and Chief Risk Officer of Naugatuck Valley Savings and Loan.

Thomas Van Lenten	Chief Financial Officer of Naugatuck Valley Financial and Naugatuck Valley Savings and Loan.

Below is information regarding the executive officers who are not also directors. Unless otherwise stated, each executive officer has held his current position for at least the last five years. Ages presented are as of December 31, 2012.

Mark S. Graveline has served as Senior Vice President of Naugatuck Valley Financial and as Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings and Loan since February 2005. Mr. Graveline previously was a Vice President of Banknorth-Connecticut and a Vice President of North American Bank and Trust. Age 56.

Sharon A. Blanchette has served as Senior Vice President of Naugatuck Valley Financial and as Senior Vice President and Chief Risk Officer of Naugatuck Valley Savings and Loan since November 2011. Ms. Blanchette previously was a risk consultant in the banking industry and served as a Vice President of Internal Audit & Control at a community bank in Massachusetts. Age 48.

Thomas Van Lenten has been appointed Interim Chief Financial Officer of Naugatuck Valley Financial and Naugatuck Valley Savings and Loan since November 2012. Mr. Van Lenten has been a Director of CFO Consulting Partners, LLC since March 2012. Mr. Van Lenten was an independent financial consultant from 2008 to February 2012. From 2005 to 2008, he was a Managing Director of The Bear Stearns Company, Inc. Age 59.

ITEM 1A.	RISK FACTORS.

Risks Related to our Business

Our portfolio of loans with a higher risk of loss have increased recently and may increase further as a result of our continued origination of commercial loans.

Recently, we have emphasized and grown our multi-family and commercial real estate and commercial business lending. At December 31, 2012, $166.5 million, or 38.37%, of our loan portfolio consisted of multi-family and commercial real estate and commercial business loans, a decrease of 15.70% from $197.5 million at December 31, 2011 and 14.62% from $195.0 million at December 31, 2010. Multi-family and commercial real estate and commercial business loans have a higher risk of default and loss than owner-occupied single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrower. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers than single-family residential loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our non-performing assets have increased significantly and expose us to increased risk of loss, which may negatively affect our earnings.

Our non-performing assets have increased recently as a result of the recent economic recession. At December 31, 2012, we had total non-performing assets of $26.2 million, or 4.92% of total assets, a $0.6 million increase from December 31, 2011 and a $7.9 million increase from December 31, 2010. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Naugatuck Valley Savings and Loan. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At December 31, 2012, our allowance for loan losses amounted to $14.5 million, or 3.34% of total loans outstanding and 56.05% of nonperforming loans.

The current economic conditions and return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating, the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

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

At December 31, 2012, our construction loan portfolio, commercial real estate and multi-family loan portfolio, and commercial business loan portfolio amounted to 49.56%, 233.40% and 57.62%, respectively, of our total risked-based capital at that date. These percentages are within the limits of the loan concentration policy that we have established for these types of higher risk loans. See “Item 1. Business – Lending Activities – General” for further information regarding the policy limits. We intend to maintain our construction loan, commercial real estate and multi-family loan, and commercial business loan portfolios, as a percentage of total risked-based capital, at approximately the same percentage levels as at December 31, 2012. Our regulators may instruct or advise us to reduce these concentration levels even further if they deem it warranted. Commercial loans generally have higher yields than residential mortgage loans because they are considered to have a higher risk of loss. Our controlled growth strategy, or any change in strategy that makes it more stringent, may have a negative effect on our earnings.

The nature of our commercial and construction loan portfolio may expose us to increased lending risks.

Our multi-family and commercial real estate, commercial business and construction loan portfolio has increased $105.4 million, or 117.77%, from $89.5 million at December 31, 2006 to $194.9 million at December 31, 2012. Many of our multi-family, commercial real estate, commercial business and construction loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one-to-four family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial or construction loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Higher loan losses could require us to increase our allowance for loan losses, which may negatively impact our earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 3.34% of total loans outstanding and 56.05% of nonperforming loans at December 31, 2012. Our allowance for loan losses at December 31, 2012, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our emphasis on residential mortgage and commercial real estate loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2012, $209.0 million, or 48.2%, of our loan portfolio consisted of one-to-four family residential mortgage loans, $30.1 million, or 6.9%, of our loan portfolio consisted of home equity loans and $133.5 million, or 30.8% of our loan portfolio consisted of multi-family and commercial real estate. We originate home equity lines of credit with maximum combined loan-to-value ratios of up to 75%. Recent declines in the housing market and the commercial real estate market have resulted in declines in real estate values in our market area. These declines in real estate values could cause some of our mortgage, home equity and multi-family and commercial real estate loans to be inadequately collateralized which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

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

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively affect our earnings.

We generally sell in the secondary market the fixed-rate 30 year residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. When interest rates fall, the demand for fixed-rate mortgage loans also tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test quarterly for impairment. The value of mortgage servicing rights tend to increase with rising interest rates and to decrease with falling interest rates. If we are required to take an impairment charge that would adversely impact our earnings.

Naugatuck Valley Savings is required to comply with the terms of the formal written agreement entered into with the Office of the Comptroller of the Currency and lack of compliance could result in monetary penalties and/or additional regulatory actions.

Naugatuck Valley Savings entered into a formal written agreement with the Office of the Comptroller of the Currency on January 17, 2012. See “Business – General – Formal Regulatory Agreement” for further information. The formal written agreement and each of its provisions will remain in effect unless and until the provisions are amended in writing by mutual consent of Naugatuck Valley Savings and the Office of the Comptroller of the Currency or accepted, waived, or terminated in writing by the Office of the Comptroller of the Currency. If we fail to comply with the formal written agreement, the Office of the Comptroller of the Currency may pursue the assessment of civil money penalties against Naugatuck Valley Savings and its officers and directors and may seek to enforce the terms of the formal written agreement through court proceedings.

Recently enacted regulatory reform may have a material impact on our operations.

The Dodd-Frank Act, enacted in 2010, restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which previously regulated Naugatuck Valley Savings, was merged into the Office of the Comptroller of the Currency, which until then only regulated national banks. As a result of the Dodd-Frank Act, savings and loan holding companies, including Naugatuck Valley Financial, are now regulated by the Board of Governors of the Federal Reserve System. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws previously accorded federally chartered depository institutions has been reduced, and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as Naugatuck Valley Savings, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Naugatuck Valley Savings that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have taken stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the FDIC’s prompt corrective action regulations. If an institution were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on a company’s ability to execute their business plans, as well as the ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in a company’s operations.

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

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and adversely impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $247,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would adversely impact our earnings.

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2012, which is the most recent date for which information is available, we held less than 2% of the deposits in each of the counties in which our offices are located. Several of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

In addition, we provide our customers with the ability to bank remotely, including over the Internet, via mobile devices and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2012.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2012	Square Footage	Owned/ Leased	Date of Lease Expiration
		(Dollars in thousands)
Main Office:
333 Church Street Naugatuck, CT 06770	1996	$2,207	23,000	Owned	n/a

Branches:
1009 New Haven Road Naugatuck, CT 06770	2001	1,123	3,300	Owned	n/a

127 South Main Street Beacon Falls, CT 06403	1997	250	960	Owned	n/a

49 Pershing Drive Derby, CT 06418	2003	5	1,950	Leased	2017

249 West Street (1) Seymour, CT 06483	2002	2,205	9,500	Owned	n/a

504 Bridgeport Avenue Shelton, CT 06484	2004	312	3,000	Leased	2020(2)

1699 Highland Avenue, Cheshire, CT 06410	2006	n/a	3,000	Leased	2016(3)

450 Heritage Road, Suite 3C Southbury, CT 06488	2008	55	3,000	Leased	2018(4)

1570 Southford Road (5) Southbury, CT 06488	2006	1,726	4,823	Owned	n/a

1030 Hamilton Avenue Waterbury, CT 06706	2006	n/a	1,239	Leased	2016(6)

Other Properties:

1007 New Haven Road Naugatuck, CT 06770	1974	76	1,725	Leased	2014(7)

135 South Main Street (8) Beacon Falls, CT 06403	2003	159	N/A	Owned	n/a

(1)	This branch occupies 3,500 square feet of this building and 1,465 square feet is utilized as a training facility for Naugatuck Valley Savings. The building also includes 4,535 square feet of rentable space which is currently leased until 2013. The tenant has an option to renew this lease for three additional five year periods.
(2)	We have an option to renew this lease for five additional five-year periods.
(3)	We have an option to renew this lease for two additional five-year periods.
(4)	We have an option to renew this lease for two additional five-year periods.
(5)	This branch occupies 3,383 square feet of this building. The building also includes 1,440 square feet of space that is utilized as office space to house our secondary market operations.
(6)	We have an option to renew this lease for three additional five-year periods.
(7)	Former branch site. We have an option to renew this lease for two additional ten-year periods. This property has been sublet under a sublease that expires in 2015.
(8)	This property is designated for future parking, additional access and possible future expansions of our Beacon Falls branch.

ITEM 3.	LEGAL PROCEEDINGS.

On November 8, 2012, John Roman, a director of Naugatuck Valley Financial and the former President and Chief Executive Officer of Naugatuck Valley Financial and former director of Naugatuck Valley Savings, filed a complaint and an application for an injunction in Connecticut state court. Mr. Roman named Naugatuck Valley Financial, Naugatuck Valley Savings, and all of the other directors of each entity as defendants. The complaint requests that the court enter temporary and permanent injunctions to prevent his removal as a director of Naugatuck Valley Savings. The complaint alleges that cause does not exist to remove Mr. Roman as required under the Bylaws, and that the removal vote is in retribution for his threatened legal action against the Naugatuck Valley Savings based on his resignation. Subsequent to his removal as a director of Naugatuck Valley Savings on November 30, 2012, Mr. Roman modified his requested injunction, asking that the court reinstate him as a director of Naugatuck Valley Savings. A hearing on Mr. Roman’s request for a temporary injunction was held on February 26-27, 2013. By court order dated March 20, 2013, the court denied Mr. Roman’s request for a temporary injunction.

Naugatuck Valley Financial and Naugatuck Valley Savings are also subject to claims and litigation that arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing Naugatuck Valley Financial and Naugatuck Valley Savings in connection with such claims and litigation, it is the opinion of management that the disposition or ultimate determination of such claims and litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Naugatuck Valley Financial.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Naugatuck Valley Financial’s common stock is listed on the Nasdaq Global Market under the trading symbol “NVSL.” The following table sets forth the high and low sales prices of the common stock, as reported on the Nasdaq Global Market, and the dividend declared by Naugatuck Valley Financial during each quarter of 2012 and 2011.

	High	Low	Dividends

Year Ending December 31, 2012:
Fourth Quarter	$7.44	$6.65	$0.00
Third Quarter	7.70	6.57	0.03
Second Quarter	7.73	7.00	0.03
First Quarter	7.26	6.79	0.03

Year Ended December 31, 2011:
Fourth Quarter	$7.83	$6.77	$0.03
Third Quarter	8.15	7.37	0.03
Second Quarter	8.51	7.48	0.03
First Quarter	9.09	6.76	0.03

At March 22, 2013, there were 741 holders of record of Naugatuck Valley Financial common stock.

Naugatuck Valley Financial’s ability to pay dividends is dependent on dividends received from Naugatuck Valley Savings. For a discussion of restrictions on the payment of cash dividends by Naugatuck Valley Savings, see “Business—Regulation and Supervision—Regulation of Federal Savings Institutions—Limitation on Capital Distributions” in this Annual Report on Form 10-K and note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Naugatuck Valley Financial did not repurchase any stock during the three months ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA.

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is derived in part from the audited consolidated financial statements that appear in this Annual Report on Form 10-K. The information at December 31, 2009 and 2008 and for the years ending December 31, 2009 and 2008 are derived in part from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K. For a discussion of the reason for material changes in the financial condition and results of operations at and for the years ended December 31, 2012 and 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At December 31,
(In thousands)	2012	2011	2010	2009	2008
Selected Financial Condition Data:
Total assets	$526,397	$572,220	$568,253	$556,955	$535,386
Securities held-to-maturity	25,519	25,292	15,334	1,451	n/a
Securities available-for-sale	23,484	25,051	31,683	37,623	63,844
Loans receivable, net	417,613	466,965	473,521	473,304	431,976
Cash and cash equivalents	23,229	18,069	14,263	12,146	8,247
Deposits	402,902	410,887	405,875	380,931	363,026
Borrowed funds	47,870	70,817	102,842	118,984	119,148
Total stockholders’ equity	66,908	82,314	52,260	50,308	45,589

	Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Selected Operating Data:
Interest and dividend income	$24,123	$27,165	$28,538	$28,291	$28,203
Interest expense	5,385	8,252	10,279	12,537	13,904
Net interest income	18,738	18,913	18,259	15,754	14,299
Provision for loan losses	17,725	4,293	3,360	1,144	675
Net interest income after provision for loan losses	1,013	14,620	14,899	14,610	13,624
Noninterest income (loss)	5,113	5,022	3,288	2,742	(1,048)
Noninterest expense	21,226	17,150	15,907	14,541	13,454
Income (loss) before tax provision (benefit)	(15,100)	2,492	2,280	2,811	(878)
Income tax provision (benefit)	148	850	829	818	(566)
Net income (loss)	$(15,248)	$1,642	$1,451	$1,993	$(312)
Earnings (loss) per share, basic and diluted	$(2.31)	$0.24	$0.21	$0.29	$(0.05)

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Performance Ratios:
Return (loss) on average assets	(2.75)%	0.28%	0.25%	0.37%	(0.06)%
Return (loss) on average equity	(19.40)	2.40	2.79	4.10	(0.64)
Interest rate spread (1)	3.65	3.47	3.40	3.00	2.88
Net interest margin (2)	3.72	3.55	3.45	3.09	3.02
Noninterest expense to average assets	3.82	2.95	2.79	2.68	2.66
Efficiency ratio (3)	88.85	71.51	73.67	78.43	101.28
Dividend payout ratio (4)	N/M	50.00	23.48	24.25	N/M
Average interest-earning assets to average interest-bearing liabilities	106.11	105.28	102.65	103.77	104.46
Average equity to average assets	14.15	11.85	9.13	8.97	9.71

Capital Ratios:
Total capital to risk-weighted assets	16.20%	17.08%	11.84%	11.10%	11.09%
Tier 1 capital to risk-weighted assets	14.89	15.82	10.59	10.16	10.36
Tier 1 capital to adjusted total assets	9.98	11.79	8.03	7.76	7.58
Total equity to total assets	12.71	14.39	9.20	9.03	8.52

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	3.34%	1.70%	1.33%	0.84%	0.66%
Allowance for loan losses as a percent of nonperforming loans	56.05	32.63	35.74	66.60	107.13
Net charge-offs (recoveries) to average loans outstanding during the period	2.55	0.55	0.20	n/a	(0.01)
Nonperforming loans as a percent of total loans	5.94	5.20	3.73	1.26	0.62
Nonperforming assets as a percent of total assets	5.01	4.47	3.22	1.10	0.50

Other Data:
Number of:
Deposit accounts	28,203	30,664	31,167	30,712	30,721
Full service customer service facilities	10	10	10	10	10

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense (less intangible amortization) divided by the sum of net interest income and noninterest income.
(4)	Represents dividends declared (excluding waived dividends) divided by net income. The ratio is not meaningful for the 2012 and 2008 periods due to the net loss for those years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Expenses. The expenses we incur in operating our business consist of compensation, provision for loan losses, taxes and benefits, office occupancy, computer processing fees, advertising and professional fees and other expenses.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. We engage an independent review of our commercial loan portfolio at least quarterly and adjust our loan ratings based in part upon this review. In addition, our banking regulator as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. See notes 3 and 5 of the notes to the Naugatuck Valley Financial Corporation financial statements included in this Annual Report on Form 10-K.

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

Fair Value of Financial Instruments. We use fair value measurements to record certain assets at fair value on a recurring basis, primarily related to the carrying amounts for available-for-sale investment securities. Additionally, we may be required to record at fair value other assets, such as foreclosed real estate, on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-down of individual assets. Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect the possible tax ramifications or estimated transaction costs. See notes 3, 4 and 17 of the notes to the Naugatuck Valley Financial Corporation financial statements in this Annual Report on Form 10-K.

Balance Sheet

Loans. Our principal lending activity is the origination of loans secured by real estate primarily located in our Connecticut market area. We originate real estate loans, secured by one-to-four family residential homes and multi-family and commercial real estate, and construction loans. At December 31, 2012, real estate loans totaled $370.9 million, or 85.46% of total loans, compared to $408.5 million, or 85.31% of total loans, at December 31, 2011. Real estate loans remained stable reflecting growth in our multi-family and commercial real estate portfolio offset by the sale of one-to-four family fixed-rate mortgages in the secondary market.

The largest segment of our real estate loan portfolio is one-to-four family residential loans. At December 31, 2012, these loans totaled $209.0 million and represented 56.35% of real estate loans and 48.16% of total loans, compared to $217.9 million, which represented 53.34% of real estate loans and 45.50% of total loans, at December 31, 2011. One-to-four family residential loans decreased $1.4 million, or 0.65% from December 31, 2010 to December 31, 2011. The decrease in the 2011 period reflects the effect the sale of the majority of our one-to-four family fixed-rate mortgages in the secondary market.

Multi-family and commercial real estate loans are the second largest segment of our real estate loan portfolio. These loans were $133.6 million, which represented 36.01% of real estate loans and 30.77% of total loans, at December 31, 2012 compared to $160.9 million, which represented 39.38% of real estate loans and 33.59% of total loans, at December 31, 2011. Multi-family and commercial real estate loans decreased $27.3 million or 16.98% from December 31, 2011.

We also originate construction loans secured by residential and commercial real estate. These loans were $28.4 million and represented 7.65% of real estate loans and 6.53% of total loans at December 31, 2012 compared to $29.7 million, which represented 7.28% of real estate loans and 6.21% of total loans, at December 31, 2011. Construction loans have also remained essentially flat, primarily due to decreased loan demand for construction loans in this difficult economy. Additionally, a portion of these loans converted to permanent loans at the end of the construction period.

We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable and letters of credit. Commercial business loans totaled $33.0 million, or 7.60% of total loans, at December 31, 2012, compared to $36.6 million, or 7.65% of total loans, at December 31, 2011.

We also originate a variety of consumer loans, including second mortgage loans, home equity lines of credit and loans secured by savings accounts and automobiles. Consumer loans totaled $30.1 million, or 6.94% of total loans, at December 31, 2012, compared to $33.7 million, or 7.04% of total loans, at December 31, 2011.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family	$209,004	48.16%	$217,893	45.50%	$219,286	45.56%
Construction	28,357	6.53	29,734	6.21	30,921	6.42
Multi-family and commercial real estate	133,549	30.77	160,858	33.59	160,235	33.29
Total real estate loans	370,910	85.46	408,485	85.30	410,442	85.27
Commercial business loans	32,970	7.60	36,645	7.65	34,742	7.22
Consumer loans:
Home equity	28,829	6.64	32,157	6.72	34,807	7.23
Savings accounts	680	0.16	847	0.18	956	0.20
Personal	77	0.02	197	0.04	236	0.05
Automobile	540	0.12	509	0.11	168	0.03
Total consumer loans	30,126	6.94	33,710	7.05	36,167	7.51
Total loans	434,006	100.00%	478,840	100.00%	481,351	100.00%
Less:
Allowance for loan losses	14,500		8,053		6,393
Undisbursed construction loans	1,724		3,489		1,034
Deferred loan origination fees	169		333		403
Loans receivable, net	$417,613		$466,965		$473,521

	At December 31,
	2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family	$229,693	47.74%	$216,201	49.51%
Construction	46,298	9.62	50,596	11.59
Multi-family and commercial real estate	134,931	28.05	106,028	24.28
Total real estate loans	410,922	85.41	372,825	85.38
Commercial business loans	31,325	6.51	22,567	5.17
Consumer loans:
Home equity	37,276	7.75	39,655	9.08
Savings accounts	1,113	0.23	1,093	0.25
Personal	256	0.05	262	0.06
Automobile	230	0.05	271	0.06
Total consumer loans	38,875	8.08	41,281	9.45
Total loans	481,122	100.00%	436,673	100.00%
Less:
Allowance for loan losses	3,996		2,869
Undisbursed construction loans	3,336		1,299
Deferred loan origination fees	486		529
Loans receivable, net	$473,304		$431,976

The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loans repricing or maturing during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated maturity are reported as due in one year or less.

	At December 31, 2012
(In thousands)	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
One year or less	$23,630	$2,094	$21,559	$47,283
More than one year to five years	106,882	8,117	2,307	117,306
More than five years	240,398	22,759	6,260	269,417
Total	$370,910	$32,970	$30,126	$434,006

The following table sets forth the dollar amount of all loans at December 31, 2012 that are due after December 31, 2013, and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, nonperforming loans and deferred loan fees, net.

	At December 31, 2012 and Due After December 31, 2013
(In thousands)	Fixed-Rates	Floating or Adjustable- Rates	Total
Real estate loans:
One-to-four family	$185,967	$145,080	$331,047
Construction	841	n/a	841
Multi-family and commercial	3,195	12,197	15,392
Commercial business loans	17,136	13,740	30,876
Consumer loans	8,346	221	8,567
Total	$215,485	$171,238	$386,723

The following table shows loan origination activity during the periods indicated.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Total loans at beginning of period	$478,840	$481,351	$481,122
Loans originated:
Real estate loans:
One-to-four family	105,735	91,480	67,131
Construction	19,326	15,882	11,483
Multi-family and commercial	2,791	15,792	29,362
Commercial business loans	47,111	63,452	20,066
Consumer loans	7,556	9,528	13,377
Total loans originated	182,519	196,134	141,419
Deduct:
Real estate loan principal repayments	(80,614)	(59,920)	(71,559)
Loan sales	(80,422)	(64,469)	(36,897)
Other repayments	(66,317)	(74,256)	(32,734)
Net loan activity	(44,834)	(2,511)	229
Total loans at end of period	$434,006	$478,840	$481,351

We did not purchase any loans during the periods presented in the table above.

Securities. Our securities portfolio consists primarily of mortgage-backed securities and collateralized mortgage obligations with maturities of 30 years or less, auction rate trust preferred obligations, as well as U.S. Government and agency obligations. Securities decreased by $0.8 million in the year ended December 31, 2012 due to the purchase of additional mortgage-backed securities during this period, offset by principal repayments on mortgage-backed securities and the partial redemption of auction rate trust preferred obligations. Securities increased by $4.0 million in the year ended December 31, 2011 due to the purchase of additional mortgage-backed securities during this period, partially offset by principal repayments on mortgage-backed securities and the partial redemption of auction rate trust preferred obligations.

All of our mortgage-backed securities and substantially all of our collateralized mortgage obligations were issued either by Ginnie Mae, Fannie Mae or Freddie Mac. At December 31, 2012, our securities portfolio also included a private label collateralized mortgage obligation with a par value of $330,000.

The following table sets forth the amortized costs and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
U.S. Government and agency obligations	$1,006	$1,029	$1,014	$1,068	$1,022	$1,087
Government guaranteed mortgage-backed securities	13,270	13,960	13,919	14,763	19,093	19,960
Government guaranteed collateralized mortgage obligations	974	985	1,711	1,721	2,272	2,300
Private label collateralized mortgage obligations	314	294	352	255	434	376
Auction rate trust preferred obligations	7,700	7,216	8,000	7,244	8,200	7,960

Held-to-maturity securities:
Government guaranteed mortgage-backed securities	25,519	26,107	25,292	25,670	15,334	15,104
Total	$48,783	$49,591	$50,288	$50,721	$46,355	$46,787

At December 31, 2012, we did not own any securities, other than U.S. Government and agency securities that had an aggregate book value in excess of 10% of our total stockholders’ equity at that date.

The following table sets forth the final maturities and weighted average yields of securities at December 31, 2012. Mortgage-backed securities and collateralized mortgage obligations are secured by mortgages and as a result produce monthly principal repayments which are not reflected in the table below. Certain mortgage-backed securities, collateralized mortgage obligations and auction rate trust preferred obligations have adjustable interest rates and re-price within the various maturity ranges. These re-pricing schedules are not reflected in the table below. At December 31, 2012, mortgage-backed securities and collateralized mortgage obligations with adjustable rates totaled $14.0 million. The auction markets for the auction rate trust preferred obligations listed are not currently active. As a result, the auction rate trust preferred obligations are listed below based on their re-pricing schedule, rather than their expected maturities.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government and agency obligations	$-	-	$1,029	4.38%	$-	-	$-	-	$1,029	4.38%
Government guaranteed mortgage-backed securities	-	-	-	-	-	-	13,960	4.06%	13,960	4.06%
Government guaranteed collateralized mortgage obligations	-	-	-	-	-	-	985	3.42%	985	3.42%
Private label collateralized mortgage obligations	-	-	-	-	-	-	294	3.03%	294	3.03%
Auction rate trust preferred obligations	7,216	4.42%	-	-	-	-	-	-	7,216	4.42%
Total	$7,216	4.42%	$1,029	4.38%	$-	-	$15,239	4.00%	$23,484	4.15%
Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$-	-	$-	-	$-	-	$25,519	3.11%	$25,519	3.11%
Total held-to-maturity	-	-	-	-	-	-	25,519	3.11%	25,519	3.11%
Total	$7,216	4.42%	$1,029	4.38%	$-	-	$40,758	3.44%	$49,003	3.61%

Bank Owned Life Insurance. We have purchased life insurance policies on certain key executives to help offset the costs of certain benefits provided to Naugatuck Valley Savings and Loan’s employees. Bank owned life insurance totaled $9.9 million at December 31, 2012. Bank owned life insurance is recorded as an asset at the lower of its cash surrender value or the amount that can be realized. Income earned on bank owned life insurance policies is exempt from income taxes. This program is monitored on an annual basis to ensure that Naugatuck Valley Savings and Loan remains within the established guidelines outlined in the bank regulatory policies. The risks that are reviewed on an ongoing basis are: liquidity risk, transaction/operational risk, tax and insurable interest implications, reputation risk, credit and interest rate risk, price risk and compliance/legal risk.

Deposits. Our primary source of funds is retail deposit accounts held principally by individuals and businesses within our market area. The deposit base is comprised of certificate accounts, regular savings accounts, checking and NOW accounts, money market savings accounts and health savings accounts. At December 31, 2012 and December 31, 2011, we had no brokered deposits. Total deposits decreased $7.9 million or 1.94% for the year ended December 31, 2012. During that time period, regular savings accounts increased by 8.91%, checking and NOW accounts increased by 17.72%, while money market accounts decreased by 5.79% and certificate accounts decreased by 13.84%. At December 31, 2012, due to the OCC formal agreement, the brokered deposits program had been suspended.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
(In thousands)	2012	2011	2010
Certificate accounts	$176,378	$204,712	$239,406
Regular savings accounts	117,259	107,662	79,682
Checking and NOW accounts	82,409	70,006	59,914
Money market savings accounts	26,856	28,507	26,873
Total	$402,902	$410,887	$405,875

The following table indicates the amount of jumbo certificate accounts by time remaining until maturity at December 31, 2012. Jumbo certificate accounts require minimum deposits of $100,000.

Maturity Period	Certificate Accounts
(In thousands)
Three months or less	$8,888
Over three through six months	6,589
Over six through twelve months	14,726
Over twelve months	40,283
Total	$70,486

The following table sets forth the time deposits classified by rates at the dates indicated.

	At December 31,
(In thousands)	2012	2011	2010
0.00 – 0.99%	$70,781	$75,276	$55,958
1.00 – 1.99%	49,914	46,181	58,786
2.00 – 2.99%	36,358	39,352	15,366
3.00 – 3.99%	10,042	21,594	31,522
4.00 – 4.99%	9,181	21,080	76,524
5.00 – 5.99%	102	1,229	1,250
Total	$176,378	$204,712	$239,406

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2012.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 – 0.99%	$58,295	$8,651	$1,077	$2,758	$70,781	40.13%
1.00 – 1.99%	16,556	14,580	1,028	17,751	49,915	28.30
2.00 – 2.99%	4,037	4,273	6,319	21,729	36,358	20.61
3.00 – 3.99%	1,737	1,612	6,693	n/a	10,042	5.69
4.00 – 4.99%	9,181	n/a	n/a	n/a	9,181	5.21
5.00 – 5.99%	101	n/a	n/a	n/a	101	0.06
Total	$89,907	$29,116	$15,117	$42,238	$176,378	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Beginning balance	$410,887	$405,875	$380,931
(Decrease) increase before interest credited	(11,794)	(1,005)	17,651
Interest credited	3,809	6,017	7,293
Net increase (decrease) in deposits	(7,985)	5,012	24,944
Ending balance	$402,902	$410,887	$405,875

Borrowings. We borrow funds from the Federal Home Loan Bank of Boston during periods of low liquidity to match fund increases in our fixed-rate mortgage portfolio and to provide long-term fixed-rate funding with the goal of decreasing our exposure to an increase in interest rates. In addition, we occasionally borrow short-term from correspondent banks to cover temporary cash needs. We also use securities sold under agreements to repurchase as a source of borrowings. At December 31, 2012, due to the OCC formal agreement, line of credit portion of the FHLBB borrowing facilities have been suspended.

The following table presents certain information regarding our Federal Home Loan Bank advances during the periods and at the dates indicated.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Maximum amount of advances outstanding at any month end during the period	$64,004	$87,642	$112,339
Average advances outstanding during the period	54,771	80,458	105,863
Weighted average interest rate during the period	2.80%	2.68%	2.71%
Balance outstanding at end of period	$41,475	$64,276	$95,905
Weighted average interest rate at end of period	2.72%	2.78%	2.59%

Stockholders’ Equity. Total stockholders’ equity decreased by $15.4 million, or 18.72%, to $66.9 million at December 31, 2012 from $82.3 million at December 31, 2011. Total equity increased by $30.0 million, or 57.51%, to $82.3 million at December 31, 2011 from $52.3 million at December 31, 2010. The decrease in stockholders’ equity for the year ended December 31, 2012 was primarily due to the net loss of $15.2 million. Our average equity to average assets ratio was 14.14% at December 31, 2012, compared to 11.85% at December 31, 2011. Repurchased shares in 2011 relate to tax withholding obligations for the vesting of restricted stock. Repurchased shares are held as treasury stock. Shares held in treasury stock at the time of conversion were cancelled upon completion of the conversion.

Comparison of Operating Results for the Years Ended December 31, 2012, 2011 and 2010

Overview.

(Dollars in thousands)	2012	2011	2010
Net income (loss)	$(15,248)	$1,642	$1,451
Return (loss) on average assets	(2.75)%	0.28%	0.25%
Return (loss) on average equity	(19.40)%	2.40%	2.79%

The net loss for the year ended December 31, 2012 was primarily due to an increase of $13.4 million in the provision for loan losses when compared to 2011.

Net income for the year ended December 31, 2011 increased $191,000 from net income in 2010. The increase was primarily due to a $1.7 million increase in noninterest income. The largest increase was experienced in mortgage banking income. Additionally, $655,000 representing a partial recovery with respect to Fannie Mae auction rate pass-through certificates on which an- other-than-temporary impairment charge was recorded in the third quarter of 2008, is included in noninterest income for this period. These increases were partially offset by increases in provision for loan losses and noninterest expense, primarily in compensation expenses.

Net Interest Income.

Net interest income for the year ended December 31, 2012, totaled $18.7 million, compared to $18.9 million for the year ended December 31, 2011, a decrease of $0.2 million or 0.93%. Total interest income, which is comprised of interest on loans and investments, was $22.6 million and $1.5 million as compared to $25.6 million and $1.6 million for 2011, a decrease of $3 million or 11.72% for loans and $0.1 million or 6.25% for investments. During 2012, total average interest earning assets decreased $29.2 million or 5.48% to $503.8 million as of December 2012, from $533.0 million at December 2011. This decrease is due to a reduction in average loans receivable of $36.8 million, partly offset by an increase in the average balance of investments of $8.1 million. The decrease in the average net loans was caused by reduced balances for commercial mortgages, letters of credit, demand notes and construction loans and mortgages as well as the lower rate environment. The increase in the average investments was driven by an increase in mortgage backed securities. This change in asset mix caused the weighted average yield for interest earning assets to decrease by 31 basis points to 4.79% at December 31, 2012 as compared to 5.10% as of December 31, 2011.

Total interest expense, which is comprised of deposit interest expense and interest on borrowed funds, was $3.8 million and $1.6 million as compared to $6 million and $2.2 million for 2011. During 2012, total average interest bearing liabilities decreased $31.0 million or 6.13% to $474.8 million as of December 31, 2012 from $505.8 million as of December 31, 2011. This shift in average interest bearing liability balances reflects a reduction in our average borrowed funds of $23.52 million and deposits of $7.5 million. The decrease in average borrowed funds reflects lower funding balances needed from the FHLB, which decreased by $22.6 million or 31.93%. The decrease in average deposits was caused by a greater movement out of time deposits offset by an increase in lower cost non-interest bearing money market, checking and savings accounts. This change caused the weighted cost of interest-bearing liabilities yield to decrease by 49 basis points to 1.14% at December 31, 2012 as compared to 1.63% at December 31, 2011.

Net interest rate spread, which is the combination of the weighted average of interest earning assets less interest bearing liabilities, as of December 31, 2012 was 3.65%. This represents an increase of 18 basis points from 3.47% as of December 31, 2011.

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

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends, the total dollar amount of interest expense and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances only. During 2012, 2011 and 2010, we held preferred money market securities with an average balance of $7.8 million, $8.1 million and $8.2 million, respectively, which recognize a dividends received deduction. The yields below do not reflect the tax benefits of these securities.

	Year Ended December 31, 2012
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans	$442,471	$22,566	5.10%
Fed Funds sold	2,351	-	-
Investment securities	53,023	1,527	2.90
Federal Home Loan Bank stock	5,989	30	0.50
Total interest-earning assets	503,834	24,123	4.79
Noninterest-earning assets	51,873	-	-
Total assets	$555,707	$24,123	-

Interest-bearing liabilities:
Certificate accounts	$190,365	$3,300	1.73
Regular savings accounts and escrow	112,905	366	0.32
Checking and NOW accounts	74,737	54	0.07
Money market savings accounts	27,855	89	0.32
Total interest-bearing deposits	405,862	3,809	0.94
FHLB advances and escrow	57,830	1,532	2.65
Other borrowings	11,125	44	-
Total interest-bearing liabilities	474,817	5,385	1.14
Noninterest-bearing liabilities	1,871
Total liabilities	476,688
Stockholders’ equity	78,582
Total liabilities and stockholders’ equity	$555,270
Net interest income		$18,738
Interest rate spread			3.65%
Net interest margin			3.72%
Average interest-earning assets to average interest-bearing liabilities			106.11%

	Years Ended December 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans	$479,276	$25,526	5.33%	$479,093	$26,820	5.60%
Fed Funds sold	2,065	1	0.05	3,251	3	0.09
Investment securities	44,917	1,619	3.60	41,023	1,715	4.18
Federal Home Loan Bank stock	6,252	19	0.30	6,252	-	-
Total interest-earning assets	532,510	27,165	5.10	529,619	28,538	5.39
Noninterest-earning assets	44,448	-	-	40,539	-	-
Total assets	$576,958	$27,165	-	$570,148	$28,538	-

Interest-bearing liabilities:
Certificate accounts	$222,948	$5,312	2.38	$238,451	$6,617	2.77
Regular savings accounts and escrow	97,391	496	0.51	75,595	413	0.55
Checking and NOW accounts	64,685	45	0.07	57,282	45	0.08
Money market savings accounts	28,317	167	0.59	26,596	222	0.83
Total interest-bearing deposits	413,341	6,020	1.46	397,924	7,297	1.83
FHLB advances and escrow	80,458	2,156	2.68	105,863	2,871	2.71
Other borrowings	12,002	76	0.63	12,182	111	0.91
Total interest-bearing liabilities	505,801	8,252	1.63	515,969	10,279	1.99
Noninterest-bearing liabilities	2,790			2,137
Total liabilities	508,591			518,106
Stockholders’ equity	68,367			52,052
Total liabilities and stockholders’ equity	$576,958			$570,158
Net interest income		$18,913			$18,259
Interest rate spread			3.47%			3.40%
Net interest margin			3.55%			3.45%
Average interest-earning assets to average interest-bearing liabilities			105.28%			102.65%

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

	Years Ended December 31,
	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$(1,907)	$(1,054)	$(2,961)	$10	$(1,304)	$(1,294)
Fed Funds sold	-	-	-	(1)	(1)	(2)
Investment securities	627	(720)	(93)	213	(308)	(95)
Federal Home Loan Bank stock	(1)	13	12	-	18	18
Total interest income	(1,281)	(1,761)	(3,042)	222	(1,595)	(1,373)
Interest expense:
Certificate accounts	(703)	(1,299)	(2,002)	(411)	(894)	(1,305)
Regular savings accounts	101	(236)	(135)	109	(26)	83
Checking and NOW accounts	7	6	13	-	-	-
Money market savings accounts	(4)	(84)	(88)	16	(71)	(55)
Total deposit expense	(599)	(1,613)	(2,212)	(286)	(991)	(1,277)
FHLB advances	(723)	100	(623)	(681)	(35)	(716)
Other borrowings	(6)	(26)	(32)	(2)	(32)	(34)
Total interest expense	(1,328)	(1,539)	(2,867)	(969)	(1,058)	(2,027)
Net interest income	$47	$(222)	$(175)	$1,191	$(537)	$654

Provision for Loan Losses. During the year ended December 31, 2012, a $17.7 million provision was made to the allowance for loan losses. The provision was related to net loan charge offs totaling $11.3 million, as a result of increased non-performing and classified loans, as well as continuing adverse economic conditions.

During the year ended December 31, 2011, a $4.3 million provision was made to the allowance for loan losses. The provision was related to net loan charge offs totaling $2.6 million, as a result of increased non-performing and classified loans, as well as continuing adverse economic conditions.

Non-interest Income. The following table shows the components of noninterest income for 2012, 2011 and 2010.

(In thousands)	2012	2011	2010
Mortgage banking income	$2,642	$1,854	$1,014
Fees for services related to deposit accounts	815	893	970
Fees for other services	1,014	851	661
Recovery from legal settlement	-	655	-
Income from bank owned life insurance	299	308	327
Income from investment advisory services, net	242	290	182
Net gain on investments	-	86	11
Other than temporary impairment losses on investments	-	(20)	-
Other income	101	105	123
Total	$5,113	$5,022	$3,288

Non-interest income for the year ended December 31, 2012 totaled $5.1 million, compared to $5.0 million for the year ended December 31, 2011, an increase of $100 thousand or 2.00%. Total non-interest income is comprised of fees for service on deposit accounts, mortgage fees, advisory services, fees for other services and income associated with bank owned life insurance. For the year ended December 31, 2012, mortgage fees associated with sales of one-to-four family fixed rate mortgages in the secondary market, increased $0.7 million from $1.9 million as of December 31, 2011 to $2.6 million as of December 31, 2012. Additionally, $655,000 representing a legal settlement with respect to Fannie Mae auction rate pass-through certificates was included in non-interest income for the year ended December 31, 2011.

For the year ended December 31, 2011, noninterest income increased to $5.0 million, compared to $3.3 million for 2010. The increase is primarily due to an increase in income generated by increased sales of mortgage loans in the secondary mortgage market, combined with increases in fees for other services and income from investment advisory services. These increases were partially offset by a decrease in fees for services related to deposit account and income from bank owned life insurance. Additionally, $655,000, representing a legal settlement with respect to Fannie Mae auction rate pass-through certificates included in noninterest income for the year ended December 31, 2011.

Non-interest Expense. The following table shows the components of noninterest expense for 2012, 2011 and 2010.

(In thousands)	2012	2011	2010
Compensation, taxes and benefits	$11,042	$10,059	$8,379
Office occupancy	2,311	2,297	2,348
FDIC insurance premiums	674	634	681
Professional fees	1,867	609	461
Computer processing	731	570	926
Directors’ compensation	592	505	565
Advertising	514	417	344
Loss on foreclosed real estate, net	524	278	107
Office supplies	240	227	211
Public company expenses	98	84	87
Costs related to terminated merger	-	-	782
Other expenses (1)	2,633	1,470	1,016
Total	$21,226	$17,150	$15,907

(1)	Other expenses for all periods include, among other items, insurance, postage and expenses related to checking accounts.

Non-interest expense was $21.2 million, compared to $17.2 million for the year ended December 31, 2011, an increase of $4.0 million or 23.26%. Total non-interest expense is comprised of compensation and benefits, occupancy, advertising, computer processing, director’s commission, legal and professional fees, office supplies, loss on foreclosed real estate and other expenses. For the year ended December 31, 2012, compensation and benefits increased $0.9 million to $11.0 million from $10.1 million, or 9.77% as of December 31, 2011. This increase is due to expansion of full time staff to 145 from 132 and the impact of annual salary and benefit increases. In addition, legal and professional fees increased $1.3 million from $0.6 million as of December 31, 2011 to $1.9 million for the year ended December 31, 2012. This increase was due to the hiring of outside legal advisors and consultants for the restatement of certain 2011 public financial reports during the second half of 2012 as well as the use of consultants due to open positions. Other expenses increased by $1.1 million from $1.5 million as of December 31, 2011 to $2.6 million for the year ended December 31, 2012. This increase is due to the increase in premiums for insurance and surety bonds and recruiting fees. $0.8 million was expensed in the first quarter 2012 for potential charges related to the underpayment of interest on certain certificates of deposit renewals. Our efficiency ratio was 88.85% in 2012 compared to 71.51% in 2011. The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income. The ratio of non-interest expense to average total assets for the year ended December 31, 2012 was 3.82% compared to 2.95% at December 31, 2011.

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

Income Taxes. The effective tax rate for 2012 was (1.0%), compared with 34.1% for 2011 and 36.4% for 2010, primarily due to the impact of the deferred tax asset reserve recorded in the fourth quarter 2012. See note 12 to the Naugatuck Valley Financial Corp. financial statements in this Annual Report on Form 10-K.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers due to unforeseen circumstances. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue. The board level strategic enterprise risk management committee together with the Chief Risk Officer assess and mitigate the risks throughout the Company on an on-going basis.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. To address increased problem assets, we have placed our attention and resources on loan workouts. A new team of two individuals with significant loan workout experience have been given responsibility for problem commercial loans. The new individuals are contacting problem borrowers and following up more rigorously to improve our chances of a successful outcome in our workout efforts. The Bank continues to abide by its tighter underwriting policies including more stringent loan to value and debt service coverage requirements. In addition, we engage an outside loan review firm to perform quarterly reviews of the commercial loan portfolio. These reviews involve the analysis of our large borrowers, delinquent relations ships, and loans which are classified and criticized. They also review the loans for impairment to determine if the proper reserve had been attached to the loan.

When a borrower, other than one subject to the Servicemembers Civil Relief Act, fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls are made. At 60 days we send a letter notifying the borrower that we will commence foreclosure proceedings against any real property that secures a mortgage loan or attempt to repossess any personal property that secures a consumer loan if not brought current within 30 days. At this point, we may consider loan workout arrangements with certain borrowers under certain circumstances. If our workout efforts are unsuccessful, we generally commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. At 90 days our attorney issues an acceleration letter. At 120 days delinquent foreclosure action commences. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or taken by the bank as other real estate owned.

Management informs the board of directors on a monthly basis of the amount of loans delinquent more than 30 days. Management also provides detailed reporting of loans greater than 90 days delinquent, all loans in foreclosure and all foreclosed and repossessed property that we own. The board of director’s loan /asset quality committee meets on a semi-monthly basis with the loan work out officers to review delinquent loans and monitor management’s and outside counsel progress with loan workout and exit strategies.

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

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one-to-four family mortgage loans and consumer loans to be homogeneous and only evaluate them for impairment separately when they are delinquent or classified. Other loans are evaluated for impairment on an individual basis. At December 31, 2012 and December 31, 2011, 131 and 36 loans, respectively, were considered impaired.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans:
One-to-four family	$1,506	$1,682	$2,365	$1,352	$1,100
Construction	7,157	5,247	1,931	1,250	370
Multi-family and commercial real estate	5,249	4,041	5,136	2,114	1,001
Commercial business	3,327	1,181	1,276	452	142
Consumer	131	295	419	358	65
Total	17,370	12,446	11,127	5,526	2,678
Troubled debt restructurings (nonaccrual)	8,278	12,235	6,761	474	-
Total nonperforming loans	25,648	24,681	17,888	6,000	2,678
Foreclosed real estate and other repossessed assets	735	873	421	140	-
Total nonperforming assets	$26,383	$25,554	$18,309	$6,140	$2,678
Total nonperforming loans to total loans	5.94%	5.20%	3.73%	1.26%	0.62%
Total nonperforming loans to total assets	4.87%	4.31%	3.15%	1.08%	0.50%
Total nonperforming assets to total assets	5.01%	4.47%	3.22%	1.10%	0.50%

Other than disclosed in the above table and in the classified assets table below, management believes that there are no other loans at December 31, 2012 and December 31, 2011 that we have serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Interest income that would have been recorded for the years ended December 31, 2012 and 2011 had non-accruing loans been current according to their original terms amounted to $1.6 million and $878,000, respectively. Income related to nonaccrual loans included in interest income for the years ended December 31, 2012 and 2011 amounted to $816,000 and $742,000, respectively.

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

From December 31, 2009 to December 31, 2012, we modified 32 residential mortgage loans, with aggregate outstanding balances of $11.4 million, either by a reduction of the interest rates, an extension of the terms, and/or interest only payments. As of December 31, 2012, we had 13 modified residential mortgage loans, 2 of which, aggregating $174,000, were 30 days or more past due and the remaining were current.

From December 31, 2009 to December 31, 2012, we modified 27 commercial loans and commercial real estate loans, with aggregate outstanding balances of $12.7 million, either by an extension of the term, reduction of the interest rate, temporary interest only period, and/or changes of the payment schedule to principal and interest. As of December 31, 2012, we had 9 modified commercial loans, 7 of which, aggregating $2.9 million, were 30 or more days past due and the remaining were current.

Nonperforming assets totaled $26.4 million, or 5.01% of total assets, at December 31, 2012, which was an increase of approximately $0.8 million, or 3.24%, from December 31, 2011. Nonaccrual loans accounted for 97.21% of the total nonperforming assets at December 31, 2012. Nonperforming assets totaled $25.6 million, or 4.47% of total assets, at December 31, 2011, which was an increase of approximately $7.3 million, or 39.57%, from December 31, 2010. Nonaccrual loans accounted for 96.58% of the total nonperforming assets at December 31, 2011.

The following table provides information with respect to the activity within our nonperforming loans for the years ended December 31, 2012 and 2011.

Nonperforming Loans
(In thousands)
Balance at December 31, 2010		$17,888

Additions to nonperforming loans:
One-to-four family	$1,465
Multi-family and commercial real estate	9,867
Commercial business loans	2,043
Home Equity	127
Total additions		13,502

Removed from nonperforming loans:
Loans brought current	(2,151)
Paid in full	(1,669)
Foreclosure	(876)
Charged off	(2,154)
Total removed		(6,850)

Other balance charges		141

Balance at December 31, 2011		24,681

Additions to nonperforming loans:
One-to-four family	$653
Multi-family and commercial real estate	7,976
Commercial business loans	3,057
Home equity	225
Total additions		11,911

Removed from nonperforming loans:
Loans brought current	(809)
Paid in full	(429)
Foreclosure	(664)
Charged off	(8,453)
Total removed		(10,355)

Other balance charges		(589)

Balance at December 31, 2012		$25,648

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
(In thousands)	2012	2011	2010
Special mention assets	$36,786	$24,756	$28,593
Substandard assets	39,811	36,094	33,377
Doubtful assets	179	1,429	111
Loss assets	-	-	-
Total classified assets	$76,776	$62,279	$62,081

Special mention assets at December 31, 2012, December 31, 2011 and December 31, 2010, each included loans in the amount of $82,000, $397,000 and $503,000, respectively, which were nonaccrual. Substandard assets at December 31, 2012, December 31, 2011 and December 31, 2010 included nonaccrual loans of $25.0 million, $22.6 million and $14.8 million, respectively. Doubtful assets at December 31, 2012, December 31, 2011 and December 31, 2010 included nonaccrual loans of $0.2 million, $1.3 million and $111,000, respectively. The increase in loans classified as special mention in the 2010 period was due in part to the timeliness of the borrower’s financial information and general economic conditions.

Delinquencies. The following table provides information about delinquencies in our loan portfolios at the dates indicated.

	At December 31,
	2012		2011		2010
(In thousands)	31-60 Days Past Due	61-90 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	31-60 Days Past Due	61-90 Days Past Due
One-to-four family	$1,820	$430	$1,379	$214	$1,745	$18
Construction	221	-	270	-	2,707	-
Multi-family and commercial real estate	464	-	654	249	1,686	258
Commercial business	553	-	396	-	60	115
Consumer loans	1,353	140	467	37	470	100
Total	$4,411	$570	$3,166	$500	$6,668	$491

The increase in delinquencies is attributed to the migration of some loans into the nonaccrual category as well as some loan relationships being brought current and/or paid off.

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

At December 31, 2012, our allowance for loan losses represented 3.36% of total gross loans and 56.53% of nonperforming loans compared to 1.70% of total gross loans and 32.63% of nonperforming loans at December 31, 2011. The allowance for loan losses increased $6.4 million from $8.1 million at December 31, 2011 to $14.5 million at December 31, 2012. The increase in the allowance was largely the result of a $17.7 million provision for loan losses made during 2012, partially offset by charge-offs of $11.3 million during the period. The provision was based primarily on the increase in the level of nonperforming assets during 2012 and the increased reserve allocation to certain loan classifications. Total nonperforming assets increased from $25.6 million at December 31, 2011, to $26.4 million at December 31, 2012. The increase was primarily in the construction loan portfolio and troubled debt restructurings.

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

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Allowance at beginning of period	$8,053	$6,393	$3,996	$2,869	$2,163
Provision for loan losses	17,725	4,293	3,360	1,144	675
Less: Charge offs:
Real estate loans	9,590	1,850	197	-	-
Commercial business loans	1,594	516	754	12	-
Consumer loans	150	271	27	6	7
Total charge-offs	11,334	2,637	978	18	7
Plus: Recoveries:
Real estate loans	40	-	-	-	38
Commercial business loans	15	3	15	-	-
Consumer loans	1	1	-	1	-
Total recoveries	56	4	15	1	38
Net charge-offs (recoveries)	11,277	2,633	963	17	(31)
Allowance at end of period	$14,500	$8,053	$6,393	$3,996	$2,869
Allowance to nonperforming loans	56.05%	32.63%	35.74%	66.60%	107.13%
Allowance to total loans outstanding at the end of the period	3.36%	1.70%	1.33%	0.84%	0.66%
Net charge-offs (recoveries) to average loans outstanding during the period	0.48%	0.55%	0.20%	-%	(0.01)%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2012			2011
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to-four family	$1,988	13.71%	46.50%	$1,745	21.67%	45.41%
Construction	4,378	30.20	5.39	1,327	16.47	6.35
Multi-family and commercial real estate	4,982	34.36	33.73	3,745	46.50	33.53
Commercial business	2,725	18.80	7.60	754	9.36	7.68
Consumer loans	427	2.93	6.78	482	6.00	7.03

Total allowance for loan losses	$14,500	100.00%	100.00%	$8,053	100.00%	100.00%

	At December 31,
	2010			2009
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to-four family	$1,585	24.79%	45.56%	$1,044	26.13%	47.74%
Construction	600	9.39	6.42	632	15.81	9.62
Multi-family and commercial real estate	2,714	42.45	33.29	1,489	37.26	28.05
Commercial business	884	13.83	7.22	481	12.04	6.51
Consumer loans	610	9.54	7.51	350	8.76	8.08

Total allowance for loan losses	$6,393	100.00%	100.00%	$3,996	100.00%	100.00%

	2008
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to-four family	$762	26.56%	49.51%
Construction	621	21.65	11.59
Multi-family and commercial real estate	903	31.47	24.28
Commercial business	251	8.75	5.17
Consumer loans	332	11.57	9.45

Total allowance for loan losses	$2,869	100.00%	100.00%

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

We also use a third party consultant to perform interest rate sensitivity and net interest income simulation analysis. The net interest income simulation measures the volatility of net interest income as a consequence of different interest rate conditions at a particular point in time. Using a range of assumptions, the simulations provide an estimate of the impact of changes in interest rates on net interest income. The various assumptions used in the model are back-tested, reviewed and validated on a quarterly basis by the asset/liability committee. Changes to these assumptions can significantly affect the results of the simulation.

The following table, which is based on information that we provided to our third party consultant as of December 31, 2012, presents an approximation of our exposure as a percentage of estimated net interest income for the next 12-month period using interest income simulation. The simulation uses projected re-pricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment speeds can have a significant impact on the interest income simulation. When interest rates rise, prepayment speeds tend to slow down. When interest rates fall, prepayment speeds tend to increase. We believe that our assumptions included in the simulation are reasonable; however, there can be no guarantee that these prepayment rates will approximate actual future repayment activity. Our third party consultant also performs dynamic modeling. This type of modeling employs a further set of assumptions attempting to simulate scenarios that are more likely than an immediate and sustained shock of 100 to 300 basis points and include the business planning strategies. The change in rates are assumed to occur immediately.

Basis Point (“bp”) Changes in Rates	At December 31, 2012 Percentage Change in Estimated Net Interest Income Over 12 Months
+300 bp	(1.18)%
+200	(0.42)
+100	(0.17)
0	n/a
-100	(0.43)

Net Portfolio Value Analysis. The Bank’s analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The Bank’s analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to our third party consultant, presents the change in net portfolio value of Naugatuck Valley Savings at December 31, 2012 that would occur in the event of an immediate change in interest rates based on our third party consultant assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
+300 bp	$67,957	$(24,060)	(26)%	13.11%	(3.17)%
+200	79,619	(12,398)	(13)	14.85	(1.43)
+100	87,733	(4,284)	(5)	15.90	(0.38)
0	92,017	n/a	n/a	16.28	n/a
-100	97,636	5,619	6	16.91	0.63

Our third party consultant uses certain assumptions in assessing the interest rate risk of savings institutions. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $23.2 million, including federal funds of $0.1 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $23.5 million. At December 31, 2012, we had the ability to borrow a total of $109.7 million from the Federal Home Loan Bank of Boston, of which $41.5 million was outstanding, along with $6.4 million in repurchase agreements. We had no overnight advances outstanding with the Federal Home Loan Bank of Boston on this date.

At December 31, 2012, we had $21.4 million in unused line availability on home equity lines of credit, $20.8 million in unused commercial and industrial loans, $4.3 million in one-to-four family residential construction loan commitments and $4.0 million of standby letters of credit. Certificates of deposit due within one year of December 31, 2012 totaled $90.4 million, or 22.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Naugatuck Valley Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Naugatuck Valley Financial, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. Naugatuck Valley Financial’s primary source of income is dividends received from the Bank. The amount of the dividends that the Bank may declare and pay to Naugatuck Valley Financial in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, Naugatuck Valley Financial had liquid assets of $11.2 million at December 31, 2012.

The following table presents certain of our contractual obligations as of December 31, 2012.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Operating lease obligations (1)	$6,535	$225	$464	$485	$5,361
FHLB advances and other borrowings (2)	47,870	30,482	16,317	443	628

Total	$54,405	$30,707	$16,781	$928	$5,989

(1)	Represents lease obligations for six of Naugatuck Valley Savings’ branch offices and two former branch sites which are subleased to other tenants.
(2)	Represents principal amounts due.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
(In thousands)	2012	2011
Investing activities:
Loan originations	$182,210	$196,134
Other decreases in loans	229,329	198,645
Security purchases	11,596	13,147
Security sales	300	1,375
Security maturities, calls and principal repayments	12,866	6,938
Financing activities:
Proceeds from common stock offering, net of costs	n/a	31,331
Purchase of shares by ESOP pursuant to reorganization	n/a	2,003
Increases in deposits	(7,985)	5,012
Net decrease in FHLB advances	(22,800)	(31,628)
Decrease in other borrowings	(147)	(396)
Purchase of treasury stock	7	2

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and “—Regulatory Capital Compliance” and the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, amounts due mortgagors on construction loans, amounts due on commercial loans, commercial letters of credit and commitments to sell loans. See note 15 of the notes to the financial statements in this Annual Report on Form 10-K.

For the years ended December 31, 2012 and 2011, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Naugatuck Valley Financial Corporation’s Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this period as described below, management concluded that the Company’s disclosure and procedures were not effective as of December 31, 2012.

(b)	Internal Controls Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-l5 (f) under the Exchange Act. Because of their inherent limitations, systems of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, and in light of material weaknesses in internal control over financial reporting that existed during the period of this report as described below, management has determined that the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

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

Allowance for Loan and Lease Losses:

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

Financial & Accounting:

Management concluded that a material weakness existed due to ineffective staffing resources with the requisite skills and industry knowledge of U.S. GAAP and regulatory accounting, which resulted in insufficient accounting supervision over the credit administration function.

(c)	Changes to Internal Control Over Financial Reporting

The Company has implemented certain changes in its internal controls as of the date of this report to address the material weaknesses. Specifically, management took the following steps to remediate the material weaknesses set forth above:

Allowances for Loan and Lease Losses:

—	Engaged qualified outside consultants to review the compliance of the ALLL model for compliance with GAAP and regulatory requirements.

—	The consultants also tested the ALLL model for integrity of input and accuracy of computations. Additionally, the consultants reviewed the factors used in the model for reasonableness and consistency.

—	Improved the processes for identifying loans and the determination of the amount of impairment.
—	Strengthened internal controls by requiring additional detailed review and testing of all components of the Allowance for Loan and Lease Loss computations.
—	Requiring additional analytical review procedures of the Allowance computations, and requiring detailed review of the Allowance for Loan and Lease Loss computations by senior management.

Financial & Accounting:

—

During the Third quarter of 2012, hired a qualified and highly-experienced Interim Chief Financial Officer with significant knowledge of GAAP, regulatory accounting, and the banking industry and the skills to effectively implement that knowledge.

—	Increased oversight of the financial reporting process through the Audit Committee.
—	Instituting additional preparer/reviewer verification procedures documented by reviewer sign-off.
—	Requiring additional management level reviews of financial workpapers, documented by reviewer sign-off.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

For information concerning Naugatuck Valley Financial’s directors, the information contained under the section captioned “Item 1—Election of Directors” in Naugatuck Valley Financial’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Disclosure of Code of Ethics

Naugatuck Valley Financial has adopted a Code of Ethics and Business Conduct, a copy of which can be found as an exhibit to this Form 10-K.

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

The following table sets forth information as of December 31, 2012 about Company common stock that may be issued under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	223,956	$11.16	60,613

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	223,956	$11.16	60,613

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation (2)
4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Deferred Compensation Plan for Directors (4)*
10.2	Form of Naugatuck Valley Savings Employee Severance Compensation Plan (5)*
10.3	Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (6)*
10.4	Naugatuck Valley Savings Change in Control Agreement with Mark S. Graveline (7)*
10.5	Agreement by and between Naugatuck Valley Savings and Loan and the Comptroller of the Currency, dated January 17, 2012 (8)
14.0	Code of Ethics and Business Conduct (9)
21.0	List of Subsidiaries
23.0	Consent of Whittlesey & Hadley, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*Management contract or compensation plan arrangement

** Furnished, not filed.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-50876) Quarterly Report on Form 10-Q for the three months ended March 31, 2007, filed on May 15, 2007.
(5)	Incorporated herein by reference to Exhibit 10.8 to the Naugatuck Valley Financial Corporation (File No. 333-116627) Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(6)	Incorporated herein by reference to Appendix C to the Naugatuck Valley Financial Corporation (File No. 000-50876) Proxy Statement filed on April 1, 2005.
(7)	Incorporated herein by reference to Exhibit 10.8 to the Naugatuck Valley Financial Corporation (File No. 00-50876) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-54447) Current Report on Form 8-K, filed on January 20, 2012.
(9)	Incorporated by reference to Exhibit 14 to Naugatuck Valley Financial Corporation (File No. 000-50876) Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: March 29, 2013	By:	/s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Calderara	President, Chief Executive Officer
William C. Calderara	and Director (principal executive officer)	March 29, 2013

/s/ Thomas Van Lenten	Chief Financial Officer	March 29, 2013
Thomas Van Lenten	(principal accounting and financial officer)

/s/ Orville G. Aarons	Director	March 29, 2013
Orville G. Aarons

/s/ Carlos S. Batista	Director	March 29, 2013
Carlos S. Batista

/s/ Frederick A. Dlugokecki	Director	March 29, 2013
Frederick A. Dlugokecki

/s/ Richard M. Famiglietti	Director	March 29, 2013
Richard M. Famiglietti

/s/ Kevin A. Kennedy	Director	March 29, 2013
Kevin A. Kennedy, CPA

/s/ James A. Mengacci	Director	March 29, 2013
James A. Mengacci

/s/ John C. Roman	Director	March 29, 2013
John C. Roman

Audited Financial Statements

December 31, 2012

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		F-1

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION		F-2

CONSOLIDATED STATEMENTS OF INCOME		F-3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME		F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY		F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS		F-6 - F-7

1.	Nature of Operations	F-8

2.	Basis of Presentation	F-8

3.	Summary of Significant Accounting Policies	F-9

4.	Investment Securities	F-15

5.	Loans Receivable and Allowance for Loan Losses	F-19

6.	Premises and Equipment	F-29

7.	Deposits	F-30

8.	Borrowed Funds	F-31

9.	Pension and Other Post-Retirement Benefits	F-31

10.	Employee Stock Ownership Plan (“ESOP”)	F-34

11.	Equity Incentive Plan	F-34

12.	Income Taxes	F-36

13.	Regulatory Matters	F-38

14.	Earnings per Share	F-40

15.	Commitments and Contingencies	F-40

16.	Fair Value	F-41

17.	Fair Value Measurements	F-43

18.	Selected Quarterly Consolidated Financial Information (Unaudited)	F-46

19.	Parent Company Only Financial Statements	F-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Naugatuck Valley Financial Corporation

Naugatuck, Connecticut

We have audited the accompanying consolidated statements of financial condition of Naugatuck Valley Financial Corporation (the “Company”) and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Companies Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naugatuck Valley Financial Corporation and subsidiary at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ WHITTLESEY & HADLEY, P.C.

WHITTLESEY & HADLEY, P.C.

Hartford, Connecticut

April 1, 2013

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	2012	2011

ASSETS
Cash and due from depository institutions	$23,123	$15,436
Investment in federal funds	106	2,633
Investment securities available-for-sale, at fair value	23,484	25,051
Investment securities held-to-maturity, at amortized cost	25,519	25,292
Loans held for sale	2,761	2,993
Loans receivable, net	417,613	466,965
Accrued income receivable	1,761	1,932
Foreclosed real estate and repossessed assets, net	735	873
Premises and equipment, net	9,491	9,654
Bank owned life insurance	9,854	9,556
Federal Home Loan Bank of Boston stock, at cost	5,917	6,252
Deferred income tax asset, net	-	2,439
Other assets	6,033	3,144
Total assets	$526,397	$572,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$402,902	$410,887
Borrowed funds	47,870	70,817
Mortgagors' escrow accounts	4,628	4,755
Other liabilities	4,089	3,447
Total liabilities	459,489	489,906
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 and 7,002,292 shares outstanding at December 31, 2012 and December 31, 2011, respectively	70	70
Paid-in capital	58,842	58,908
Retained earnings	11,164	27,014
Unearned employee stock ownership plan ("ESOP") shares (359,115 shares at December 31, 2012 and 391,479 shares at December 31, 2011)	(3,143)	(3,442)
Unearned stock awards (200 shares at December 31, 2012 and 1,395 shares at December 31, 2011)	(3)	(14)
Treasury Stock, at cost (158 shares at December 31, 2012 and 74 shares at December 31, 2011)	(1)	(1)
Accumulated other comprehensive loss	(21)	(221)
Total stockholders' equity	66,908	82,314
Total liabilities and stockholders' equity	$526,397	$572,220

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except for per share data)	2012	2011	2010

Interest and dividend income
Interest on loans	$22,566	$25,526	$26,820
Interest and dividends on investments and deposits	1,557	1,639	1,718
Total interest income	24,123	27,165	28,538
Interest expense
Interest on deposits	3,808	6,020	7,297
Interest on borrowed funds	1,577	2,232	2,982
Total interest expense	5,385	8,252	10,279
Net interest income	18,738	18,913	18,259
Provision for loan losses	17,725	4,293	3,360
Net interest income after provision for loan losses	1,013	14,620	14,899
Noninterest income
Mortgage banking income	2,642	1,854	1,014
Fees for services related to deposit accounts	815	893	970
Fees for other services	1,014	851	661
Recovery from legal settlement	-	655	-
Income from bank owned life insurance	299	308	327
Income from investment advisory services, net	242	290	182
Net gain on investments	-	86	11
Other income	101	105	123
Other than temporary impairment on investments	-	(117)	-
Less: Portion of loss recognition in comprehensive income	-	97	-
Net impairment recognized in earnings	-	(20)	-
Total noninterest income	5,113	5,022	3,288
Noninterest expense
Compensation, taxes and benefits	11,042	10,059	8,379
Office occupancy	2,311	2,297	2,348
FDIC insurance premiums	674	634	681
Professional fees	1,867	609	461
Computer processing	731	570	926
Directors' compensation	592	505	565
Advertising	514	417	344
Loss on foreclosed real estate, net	524	278	107
Office supplies	240	227	211
Public company expenses	98	84	87
Costs related to terminated merger	-	-	782
Other expenses	2,633	1,470	1,016
Total noninterest expense	21,226	17,150	15,907
Income (loss) before tax provision	(15,100)	2,492	2,280
Income tax provision	148	850	829
Net income (loss)	$(15,248)	$1,642	$1,451
Earnings (loss) per share - basic and diluted	$(2.31)	$0.24	$0.21

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2012	2011	2010

Net income (loss)	$(15,248)	$1,642	$1,451
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	163	(521)	431
Reclassification adjustment for gains realized in net income (loss)	-	(86)	(11)
Other comprehensive income (loss) before tax effect	163	(607)	420
Income tax expense (benefit) related to items of other comprehensive income (loss)	(37)	(31)	116
Other comprehensive income (loss) net of tax effect	200	(576)	304
Total comprehensive income (loss)	$(15,048)	$1,066	$1,755

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(Amounts in thousands except for share and per share data)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2009	$76	$33,756	$24,849	$(1,937)	$(355)	$(6,132)	$51	$50,308
ESOP shares released - 19,889 shares	-	(76)	-	199	-	-	-	123
Dividends paid ($0.12 per common share)	-	-	(317)	-	-	-	-	(317)
Stock based compensation awards - 27,950 shares vested	-	-	-	-	309	-	-	309
Stock based compensation awards - 1,490 shares forfeited	-	-	3	-	17	(20)	-	-
Stock based compensation - options	-	106	-	-	-	-	-	106
Treasury stock acquired - 4,043 shares	-	-	-	-	-	(24)	-	(24)
Net income	-	-	1,451	-	-	-	-	1,451
Other comprehensive income	-	-	-	-	-	-	304	304
Balance at December 31, 2010	$76	$33,786	$25,986	$(1,738)	$(29)	$(6,176)	$355	$52,260
Exchange of common stock pursuant to reorganization and concurrent second-step stock offering	(6)	25,160	-	-	-	6,177	-	31,331
Shares purchased for ESOP pursuant to reorganization (250,380 shares)	-	-	-	(2,003)	-	-	-	(2,003)
ESOP shares released - 32,364 shares	-	(45)	-	299	-	-	-	254
Dividends paid ($0.12 per common share)	-	-	(614)	-	-	-	-	(614)
Stock based compensation awards - 1,498 shares vested	-	-	-	-	15	-	-	15
Stock based compensation awards - options	-	7	-	-	-	-	-	7
Treasury stock acquired - 269 shares	-	-	-	-	-	(2)	-	(2)
Net income	-	-	1,642	-	-	-	-	1,642
Other comprehensive income	-	-	-	-	-	-	(576)	(576)
Balance at December 31, 2011	$70	$58,908	$27,014	$(3,442)	$(14)	$(1)	$(221)	$82,314
Exchange of common stock pursuant to reorganization and concurrent second-step stock offering	-	-	-	-	-	-	-	-
ESOP shares released - 32,364 shares	-	(66)	-	299	-	-	-	233
Dividends paid ($0.09 per common share)	-	-	(599)	-	-	-	-	(599)
Stock based compensation awards - 1,498 shares vested	-	-	-	-	-	-	-	-
Stock based compensation awards - options	-	-	(3)	-	11	-	-	8
Net loss	-	-	(15,248)	-	-	-	-	(15,248)
Other comprehensive income	-	-	-	-	-	-	200	200
Balance at December 31, 2012	$70	$58,842	$11,164	$(3,143)	$(3)	$(1)	$(21)	$66,908

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(15,248)	$1,642	$1,451
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,725	4,293	3,360
Depreciation and amortization expense	718	746	806
Loss on sale of assets	-	-	2
Net loss on foreclosed assets	(40)	30	-
Gain on sale of loans	(2,017)	(1,342)	(533)
Loans originated for sale	(81,399)	(64,469)	(36,897)
Proceeds from sale of loans	83,648	62,899	37,510
Settlement from private mortgage insurance	-	74	-
Net amortization from investments	268	186	90
Amortization of intangible assets	20	34	34
Provision (benefit) for deferred taxes	2,475	(120)	(464)
Net gain on investment securities	-	(86)	(11)
Other than temporary impairment charge	-	20	-
Stock-based compensation	239	273	424
Net change in:
Accrued income receivable	171	47	95
Deferred loan fees	(165)	(70)	(82)
Cash surrender value of life insurance	(298)	(308)	(327)
Other assets	353	445	(430)
Other liabilities	(2,606)	1,006	729
Net cash provided by operating activities	3,844	5,300	5,757

Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	9,694	5,563	7,548
Proceeds from sale of available-for-sale securities	300	1,375	7,775
Proceeds from maturities of held-to-maturity securities	3,172	2,156	1,016
Purchase of available-for-sale securities	(4,216)	-	(8,996)
Purchase of held-to-maturity securities	(7,380)	(13,147)	(14,945)
Loan originations net of principal payments	31,059	1,516	(4,260)
Purchase of premises and equipment	(562)	(841)	(488)
Proceeds from the sale of foreclosed assets	910	261	323
Net cash provided (used) by investing activities	32,977	(3,117)	(12,027)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from financing activities
Net change in time deposits	(28,334)	(34,694)	7,501
Net change in other deposit accounts	20,349	39,706	17,442
Advances in borrowed funds	-	4,800	24,900
Repayment of borrowed funds	(22,800)	(36,428)	(41,548)
Net change in mortgagors' escrow accounts	(127)	(77)	(56)
Change in short-term borrowings	(147)	(396)	509
Proceeds from common stock offering, net of offering costs	-	31,331	-
Purchase of shares by employee stock option plan
pursuant to reorganization	-	(2,003)	-
Common stock repurchased	(7)	(2)	(44)
Cash dividends to common stockholders	(595)	(614)	(317)
Net cash (used) provided by financing activities	(31,661)	1,623	8,387

Increase in cash and cash equivalents	5,160	3,806	2,117
Cash and cash equivalents at beginning of year	18,069	14,263	12,146

Cash and cash equivalents at end of year	$23,229	$18,069	$14,263

Supplemental disclosures

Cash paid during the year for:
Interest	$5,556	$8,312	$10,318
Income taxes	151	1,251	1,450

Non-cash investing activities:
Transfer of loans to foreclosed assets	$732	$817	$604

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Naugatuck Valley Financial Corporation (the “Company”) is a stock savings bank holding company and is incorporated under the state laws of Maryland. The principal business of the Company is to provide, through its banking subsidiary Naugatuck Valley Savings and Loan, a full range of personal banking services to individual and small business customers located primarily in the Naugatuck Valley and the immediate surrounding vicinity in Connecticut.

Originally organized in 1922, the Bank is a federally chartered stock savings bank which is headquartered in Naugatuck, Connecticut. It is subject to competition from other financial institutions throughout the region. The Bank is also subject to the regulations of various federal agencies and undergoes periodic examinations by those regulatory authorities.

The Bank owns Naugatuck Valley Mortgage Servicing Corporation, which qualifies and operates as a passive investment company pursuant to Connecticut legislation.

Effective June 29, 2011, the Company completed its public stock offering in connection with the conversion of Naugatuck Valley Mutual Holding Company (the “MHC”) from the mutual holding company to the stock holding company form of organization (the “Conversion”). As a result of the Conversion, the Company succeeded Naugatuck Valley Financial Corporation, a Federal corporation (the “Federal Corporation”), as the holding company for the Bank and the MHC ceased to exist. A total of 4,173,008 shares of Company common stock were sold in a subscription and community offering at $8.00 per share, including 250,380 shares purchased by the Naugatuck Valley Savings and Loan Employee Stock Ownership Plan (the “ESOP”). Additionally, shares totaling 2,829,358 were issued to the stockholders of the Federal Corporation (other than the MHC) in exchange for their shares of Federal Corporation common stock at an exchange ratio of 0.9978 share of Company common stock for each share of Federal Corporation common stock. Shares outstanding after the stock offering and the exchange totaled 7,002,366. Net proceeds from the reorganization and stock offering totaled $31.3 million, after deducting offering costs of $2.1 million. Net income per share and the weighted average shares outstanding for the year ended December 31, 2010 have been restated to reflect the Conversion.

2.	Basis of Presentation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiary, Naugatuck Valley Mortgage Servicing Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and income and expenses for the period. Actual results could differ from those estimates, as a result of changing conditions and future events. The current economic environment has increased the degree of uncertainty in these significant estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, and the valuation of deferred taxes. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut.

Management has evaluated subsequent events for potential recognition or disclosure in the financial statements. No subsequent events were identified that would require a change to the financial statements or disclosure in notes to the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles in the United States of America (“GAAP”) and to general practices within the thrift industry. Such policies have been followed on a consistent basis. The significant accounting policies of the Company are summarized below.

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

Investment securities are reviewed at each reporting period for other-than-temporary impairment. For debt securities, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis. The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more likely than not that the Company will not be required to sell the debt security prior to recovery. In determining whether a credit loss exists and the period over which the fair value of the debt security is expected to recover, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered credit related and a charge to earnings is recorded.

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

Loans receivable and allowance for loan losses

Loans receivable are stated at unpaid principal balance less undistributed construction loans, deferred loan fees, and allowances for loan losses. Uncollected interest on loans receivable is accrued as earned based on rates applied to principal amounts outstanding. Recognition of income on the accrual basis is discontinued when there is sufficient question as to the collectability of the interest. In these cases, the interest previously accrued to income is reversed, and the loans are placed on the cash basis. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For certain loans which are deemed to be impaired and for which the collection of the entire principal balance is in doubt, any payments received from the borrower or operation of the collateral will be applied only to principal and no income will be recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management makes regular evaluations of the loan portfolio to determine the adequacy of the level of the allowance for loan losses. Numerous factors are considered in the evaluation, including a review of certain borrowers’ current financial status and credit standing, available collateral, loss experience in relation to outstanding loans, the overall loan portfolio quality, management’s judgment regarding prevailing and anticipated economic conditions, and other relevant factors. Additionally, the Company engages a firm or an individual to perform an independent review of its commercial loan portfolio quarterly and adjusts its loan ratings based upon this review.

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

Loan sales and mortgage-servicing rights

Loans held for sale are reported at the lower of cost or fair value, in the aggregate, with any adjustment for net unrealized losses reported in non-interest income. Management identifies and designates as loans held for sale certain newly-originated adjustable-rate and fixed-rate residential mortgage loans that meet secondary market requirements, as these loans are originated with the intent to sell. From time to time, management may also identify and designate residential mortgage loans held in the portfolio for sale. These loans are transferred to loans held for sale at the lower of cost or fair value at the time of transfer and the resulting unrealized loss (if any) is reported in non-interest income.

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

Valuations are periodically performed by management and an allowance for losses is established if the carrying value of a property subsequently exceeds its fair value less estimated disposal costs. Subsequent write-downs, utilizing outside appraisers, in the carrying value and expenses incurred to maintain the properties are charged to expense. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in operations upon disposal.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense is computed using the straight-line method over the estimated useful life of an asset. Estimated useful lives range from three to ten years for furniture and equipment, 39 years for the banking offices, and the initial lease term for leasehold improvements. Land is not depreciated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income from investment advisory services, net

In conjunction with a third party, one employee of the Bank is licensed to sell non-deposit investment products, including mutual funds, annuities and other insurance products. The Bank records, as noninterest income, revenues earned from product sales in accordance with the terms of revenue sharing agreements with the third party, net of certain marketing and other expenses shared with the third party. The Bank currently employs this individual who is authorized to sell these products and pays most of the direct costs related to the sales activities. These costs are charged to expense as incurred, and are classified primarily in compensation and benefits expense.

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

The Company makes a determination of all significant tax positions (federal and state) for which the sustainability of the position, based upon the technical merits, is uncertain. The Company regularly evaluates all tax positions taken and the likelihood of those positions being sustained. If management is highly confident that the position will be allowed and there is a greater than 50% likelihood that the full amount of the tax position will be ultimately realized, the Company recognizes the full benefit associated with the tax position. Additionally, interest and penalties related to uncertain tax positions are included as a component of income tax expense in the consolidated statements of income.

The Company has a tax allocation agreement with the Bank electing to file consolidated federal income tax returns. The tax allocation agreement indicates that income tax liabilities, refunds, payments and all other adjustments will be allocated to each entity using the separate return method. The Company and the Bank file separate corporate income tax returns for the State of Connecticut.

Earnings (loss) per share

Basic (loss) earnings per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Unallocated common shares held by the employee stock ownership plan are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

Fair value measurement

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting standards update

Recently Adopted Accounting Guidance

Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs: In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04. The amendments in this ASU changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments clarified the Board’s intent about the application of existing fair value measurement and disclosure requirements. The amendments in this ASU were to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. Adoption of this update did not have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles—Goodwill and Other: In September 2011, the FASB issued guidance that allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became effective for the Company on January 1, 2012 and did not have a material impact on the Company's consolidated financial statements.

Comprehensive Income: Presentation of Comprehensive Income: In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. Except as deferred in ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), ASU 2011-05 became effective for the Company on January 1, 2012. In connection with the application of ASU 2011-05, the Company's financial statements now include separate statements of comprehensive income. In December 2011, the FASB issued ASU 2011-12. ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Company on January 1, 2012 and did not have a material impact on the Company's consolidated financial statements.

A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring: In April 2011, the FASB issued ASU No. 2011-02. The provisions of ASU No. 2011-02 amend and clarify GAAP related to the accounting for debt restructurings. Specifically, ASU No. 2011-02 requires that, when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In evaluating whether a concession has been granted, a creditor must evaluate whether (i) a debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt in order to determine if the restructuring would be considered to be at a below-market rate, indicating that the creditor has granted a concession, (ii) a temporary or permanent increase in the contractual interest rate as a result of a restructuring may be considered a concession because the new contractual interest rate on the restructured debt is still below the market interest rate for new debt with similar risk characteristics, and (iii) a restructuring that results in a delay in payment is either significant and is a concession or is insignificant and is not a concession. In evaluating whether a debtor is experiencing financial difficulties, a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 were effective July 1, 2011 and were applied retroactively to modifications occurring on or after January 1, 2011. These provisions did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Guidance

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the FASB issued ASU 2013-02. This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company is required to adopt this update prospectively for the quarter ending March 31, 2013. The update may result in revised disclosures in the Company's financial statements but will not have an impact on the Company's financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet — Disclosures about Offsetting Assets and Liabilities: In December 2011, the FASB issued guidance that requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current reporting presentation. These reclassifications only changed the reporting categories but did not affect the results of operations or financial position.

4. Investment Securities

A summary of investment securities at December 31, 2012 and 2011 follows:

	2012		2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Available-for-sale securities	$23,484	$23,484	$25,051	$25,051
Held-to-maturity securities	25,519	26,107	25,292	25,670
Total investment securities	$49,003	$49,591	$50,343	$50,721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, the composition of the investment portfolio was as follows:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations: from one through five years	$1,006	$23	$-	$1,029
Government guaranteed mortgage-backed securities	13,270	690	-	13,960
Government guaranteed collateralized mortgage obligations	974	11	-	985
Private label collateralized mortgage obligations	314	-	(20)	294
Total debt securities	15,564	724	(20)	16,268
Auction rate trust preferred securities	7,700	-	(484)	7,216

Total available-for-sale securities	$23,264	$724	$(504)	$23,484

Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$25,519	$588	$-	$26,107

Total held-to-maturity securities	$25,519	$588	$-	$26,107

At December 31, 2011, the composition of the investment portfolio was as follows:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations: from one through five years	$1,014	$54	$-	$1,068
Government guaranteed mortgage-backed securities	13,919	844	-	14,763
Government guaranteed collateralized mortgage obligations	1,711	10	-	1,721
Private label collateralized mortgage obligations	352	-	(97)	255
Total debt securities	16,996	908	(97)	17,807
Auction rate trust preferred securities	8,000	-	(756)	7,244

Total available-for-sale securities	$24,996	$908	$(853)	$25,051

Held-to-maturity securities:
Government guaranteed mortgage-backed securities	$25,292	$387	$(9)	$25,670

Total held-to-maturity securities	$25,292	$387	$(9)	$25,670

For the year ended December 31, 2012, the Company realized no gross gains or gross losses compared with gross gains of $86,000 and no gross losses for the year ended December 31, 2011and gross gains of $231,000 and gross losses of $220,000 for the year ended December 31, 2010 on sales of investment securities.

For other-than-temporary impairment, the Company estimates the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for privately issued collateralized mortgage obligations include the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely, and are influenced by such factors as loan interest rate, geographic location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flow was compared to the Company’s holdings to determine the credit-related impairment loss. During 2011, the Company recognized credit related losses on private label collateralized mortgage obligations of $20,000. The Company did not recognize any credit related impairment in 2012 or 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2012 and 2011, securities with amortized costs of $30,569,000 and $12,642,000 and fair values of $31,266,000 and $12,925,000, respectively, were pledged as collateral to secure municipal deposits and reverse repurchase agreements.

Unrealized losses on investment securities at December 31, 2012

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss
Private label collateralized mortgage obligations	1	$294	$(20)
Auction rate trust preferred securities	5	7,216	(484)
Total securities in unrealized loss position	6	$7,510	$(504)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized losses on investment securities at December 31, 2011

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss
Government guaranteed mortgage-backed securities	2	$4,244	$(9)
Total securities in unrealized loss position	2	$4,244	$(9)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss
Private label collateralized mortgage obligations	1	$256	$(97)
Auction rate trust preferred securities	2	1,644	(756)
Total securities in unrealized loss position	3	$1,900	$(853)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Loans Receivable and Allowance for Loan Losses

A summary of loans receivable at December 31, 2012 and 2011 is as follows:

	December 31,
(Dollars in thousands)	2012	2011
Real estate loans:
One-to-four family	$209,004	$217,893
Construction	28,357	29,734
Multi-family and commercial real estate	133,549	160,858
Total real estate loans	370,910	408,485

Commercial business loans	32,970	36,645
Consumer loans:
Home equity	28,829	32,157
Savings accounts	680	847
Personal	77	197
Automobile	540	509
Total consumer loans	30,126	33,710
Totals loans	434,006	478,840

Less:
Allowance for loan losses	14,500	8,053
Undisbursed construction loans	1,724	3,489
Deferred loan origination fees	169	333
Loans receivable, net	$417,613	$466,965
Weighted average yield	4.85%	5.29%

The Bank’s lending activities are conducted principally in the Naugatuck Valley area of Connecticut. The Bank’s investment in loans includes both adjustable and fixed rate loans.

At December 31, 2012 and 2011, the composition of the Bank’s investment in fixed rate loans was as follows:

Term to Maturity	2012	2011
(In thousands)
Less than 1 year	$3,674	$8,690
1 - 3 years	6,716	3,644
3 - 5 years	7,141	7,732
5 - 10 years	15,071	22,512
10 - 20 years	56,635	52,655
Over 20 years	129,921	145,736
Total loans at fixed rates	$219,158	$240,969

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustable rate loans have interest rate adjustment limitations and are indexed to treasury notes or Federal Home Loan Bank of Boston ("FHLBB") classic advances with similar repricing durations, or prime rate. At December 31, 2012 and 2011, the Bank had the following adjustable rate loans:

Rate adjustment	2012	2011
(In thousands)

Less than 1 year	$43,609	$96,146
1 - 3 years	54,197	53,059
3 - 5 years	49,251	60,662
> 5 years	67,791	28,004
Total loans at adjustable rates	$214,848	$237,871

As of December 31, 2012 and 2011, loans to related parties totaled approximately $1,277,000 and $2,122,000, respectively. For the year ended December 31, 2012, new loans of approximately $146,000 were granted to these parties and principal payments of approximately $566,000 were received and loan re-categorization of $425,000. For the year ended December 31, 2011, new loans of approximately $215,000 were granted to these parties and principal payments of approximately $584,000 were received. Related parties include directors and officers of the Bank, any respective affiliates in which they have a controlling interest, and their immediate families. For the years ended December 31, 2012 and 2011, all loans to related parties were performing in accordance with their original terms.

The Bank services loans for other financial institutions and agencies. These loans are originated by the Bank and then sold. The Bank continues to service these loans and remits the payments received to the purchasing institution. The amounts of these loans were approximately $135,164,000 and $89,626,000 at December 31, 2012 and 2011, respectively.

The balance of mortgage-servicing rights, included in other assets, and the changes therein for the years ended December 31, 2012, 2011, and 2010 were as follows:

(In thousands)	2012	2011	2010
Balance at beginning of the year	$700	$364	$-

Servicing rights capitalized	692	478	465
Amortization of servicing rights	(323)	(114)	(96)
Periodic impairment	(30)	(28)	(5)

Balance at the end of the year	$1,039	$700	$364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012 and 2011, key economic assumptions and the sensitivity of the current fair value of residual cash flows, should immediate 10 percent and 20 percent adverse changes in those assumptions occur, were as follows:

(In thousands)	2012	2011
Carrying amount	$1,039	$700

Weighted average life (in years)	6.20	5.28

Prepayment speed assumption	PSA 241	PSA 265
Impact on fair value of 10% adverse change	(74)	(34)
Impact on fair value of 20% adverse change	(121)	(74)

Residual cash flows discount rate (annual)	6.50%	7.25%
Impact on fair value of 10% adverse change	(55)	(26)
Impact on fair value of 20% adverse change	(106)	(50)

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

The Company’s loan portfolio is segregated into the following portfolio segments:

One-to-Four Family Owner Occupied Loans. This portfolio segment consists of the origination of first mortgage loans secured by one-to four-family owner occupied residential properties and residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area. Although the Company has experienced an increase in foreclosures on its owner occupied loan portfolio over the past year, foreclosures are still at relatively low levels. Management believes this is due mainly to its conservative underwriting and lending strategies which do not allow for high risk loans such as “Option ARM,” “sub-prime” or “Alt-A” loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Real Estate Secured Loans. This portfolio segment includes home equity loans and home equity lines of credit secured by owner occupied one-to four-family residential properties. Loans of this type are written at a maximum of 75% of the appraised value of the property and we require that we have no lower than a second lien position on the property. These loans are written at a higher interest rate and a shorter term than mortgage loans. The Company has experience a low level of foreclosure in this type of loan during recent periods. These loans can be affected by economic conditions and the values of the underlying properties.

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

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is likelihood that different amounts would be reported under different conditions or assumptions. The Office of the Comptroller of the Currency (the “OCC”), as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

The allowance generally consists of specific (or allocated) and general components. The specific component relates to loans that are recognized as impaired. For such impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Additional general reserves are placed on loans classified as either doubtful, substandard or special mention not reviewed individually for impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company continues to monitor and modify its allowance for loan losses as conditions dictate. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following tables set forth the balance of the allowance for loan losses at December 31, 2012, 2011, and 2010 by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually, and includes a summary of transactions in the allowance for loan and lease losses for the years ended December 31, 2012, 2011, and 2010:

As of and for the Year Ended December 31, 2012	One-to-Four Family	Construction	Multi-Family and Commercial Real Estate	Commercial Business	Consumer	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$1,745	$1,327	$3,745	$754	$482	$8,053
Provision for loan losses	650	8,473	4,958	3,549	95	17,725
Charge-offs	(411)	(5,422)	(3,757)	(1,594)	(150)	(11,334)
Recoveries	4	-	36	16	-	56
Ending balance	$1,988	$4,378	$4,982	$2,725	$427	$14,500
Ending balance individually evaluated for impairment	$4,541	$9,747	$14,373	$3,945	$300	$32,906
Ending balance collectively evaluated for impairment	$204,463	$18,610	$119,176	$29,025	$29,826	$401,100

As of and for the Year Ended December 31, 2011
(In thousands)
Allowance for loan losses:
Beginning balance	$1,585	$600	$2,714	$884	$610	$6,393
Provision for loan losses	377	1,449	1,942	383	142	4,293
Charge-offs	(217)	(722)	(911)	(516)	(271)	(2,637)
Recoveries	-	-	-	3	1	4
Ending balance	$1,745	$1,327	$3,745	$754	$482	$8,053
Ending balance individually evaluated for impairment	$2,721	$8,474	$4,422	$3,585	$225	$19,427
Ending balance collectively evaluated for impairment	$215,172	$21,260	$156,436	$33,060	$33,485	$459,413

As of and for the Year Ended December 31, 2010
(In thousands)
Allowance for loan losses:
Beginning balance	$1,044	$632	$1,489	$481	$350	$3,996
Provision for loan losses	568	138	1,225	1,142	287	3,360
Charge-offs	(27)	(170)	-	(754)	(27)	(978)
Recoveries	-	-	-	15	-	15
Ending balance	$1,585	$600	$2,714	$884	$610	$6,393
Ending balance individually evaluated for impairment	$2,677	$4,059	$1,106	$1,598	$277	$9,717
Ending balance collectively evaluated for impairment	$216,609	$26,862	$159,129	$33,144	$35,890	$471,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When loans are classified as special mention, substandard or doubtful, the Company disaggregates these loans and allocates a portion of the related general loss allowances to such loans as management deems prudent. Determinations as to the classification of loans and the amount of loss allowances are subject to review by our principal federal regulator, the OCC, which can require that we establish additional loss allowances. The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment as of December 31, 2012 and 2011:

Commercial Loans - Credit Risk Profile by Internally Assigned Grade:
	At December 31, 2012			At December 31, 2011
	Commercial Business Loans	Commercial Real Estate Construction	Multi-Family and Commercial Real Estate	Commercial Business Loans	Commercial Real Estate Construction	Multi-Family and Commercial Real Estate
	(In thousands)
Grade:
4	$4,752	$-	$27,700	$6,659	$216	$40,769
5	18,950	9,281	63,977	21,941	7,463	88,089
6	3,824	2,401	25,754	2,072	5,948	15,383
7	5,444	12,579	16,811	5,235	8,595	16,004
8	-	-	-	738	-	613
Total	$32,970	$24,261	$133,549	$36,645	$22,222	$160,858

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Residential Loans - Credit Risk Profile by Internally Assigned Grade:
	At December 31, 2012		At December 31, 2011
(In thousands)	Residential – Prime	Residential – Construction	Residential – Prime	Residential – Construction
Grade:
Pass	$198,800	$4,096	$213,049	$7,512
Special Mention	4,807	-	746	-
Substandard	5,397	-	4,098	-
Doubtful	-	-	-	-
Total	$209,004	$4,096	$217,893	$7,512

Consumer loans are not risk rated and the credit risk profile is based on payment activity. The following table represents the credit risk profile on consumer loans at December 31, 2012 and 2011:

Consumer Loans - Credit Risk Profile Based on Payment Activity:
	At December 31, 2012	At December 31, 2011
	Consumer	Consumer
	(In thousands)
Grade:
Performing	$29,853	$33,323
Nonperforming	273	387
Total	$30,126	$33,710

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of December 31, 2012 and 2011:

	Credit Quality Information
As of December 31, 2012	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days (Nonaccrual)	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans
One-to-four family	$1,820	$430	$3,688	$5,938	$203,066	$209,004	$-
Construction	221	-	9,156	9,377	18,980	28,357	-
Multi-family and commercial real estate	464	-	9,031	9,495	124,054	133,549	-
Commercial business loans	553	-	3,500	4,053	28,917	32,970	-
Consumer	1,353	140	273	1,766	28,360	30,126	-
Total	$4,411	$570	$25,648	$30,629	$403,377	$434,006	$-

As of December 31, 2011
(In thousands)
Real estate loans
One-to-four family	$1,379	$214	$4,140	$5,733	$212,160	$217,893	$-
Construction	270	-	9,005	9,275	20,459	29,734	-
Multi-family and commercial real estate	654	249	9,182	10,085	150,773	160,858	-
Commercial business loans	396	-	1,967	2,363	34,282	36,645	-
Consumer	467	37	387	891	32,819	33,710	-
Total	$3,166	$500	$24,681	$28,347	$450,493	$478,840	$-

The following table is a summary of nonaccrual loans by portfolio segment as of December 31, 2012 and 2011:

(In thousands)	2012	2011
Real estate loans
One-to-four family	$3,688	$4,140
Construction	9,156	9,005
Multi-family and commercial real estate	9,031	9,182
Commercial business loans	3,500	1,967
Consumer	273	387
Total nonaccrual loans	$25,648	$24,681

The amount of income that was contractually due but not recognized on nonaccrual loans totaled $1.6 million, $878,000 and $513,000 in 2012, 2011 and 2010, respectively.

At December 31, 2012, the Company had 111 loans on nonaccrual status. Included in these loans are 49 loans which are not 90 days past due, but were placed on nonaccrual status as a result of a recent modification or a doubtful classification.

At December 31, 2011, the Company had 75 loans on nonaccrual status. Included in these loans are 39 loans which are not 90 days past due, but were placed on nonaccrual status as a result of a recent modification or a doubtful classification.

An impaired loan generally is one for which it is probable, based on current information, that the Company will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem asset as impaired, it provides a specific reserve for that portion of the asset that is deemed uncollectible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a summary of impaired loans by portfolio segment as of December 31, 2012 and 2011:

		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
December 31, 2012	Amount	Balance	Allowance	Amount	Recognized
	(In thousands)
Impaired loans without valuation allowance:
Real estate loans
One-to-four family	$4,422	$4,825	$-	$4,542	$101
Construction	5,884	11,431	-	7,723	123
Multi-family and commercial real estate	12,177	14,636	-	13,063	400
Commercial business loans	2,731	3,194	-	2,927	98
Consumer	255	340	-	268	9
Total impaired loans without valuation allowance	25,469	34,426	-	28,523	731
Impaired loans with valuation allowance:
Real estate loans
One-to-four family	119	119	5	120	6
Construction	3,863	2,402	139	2,933	21
Multi-family and commercial real estate	2,196	2,196	251	2,218	153
Commercial business loans	1,214	1,225	340	1,304	35
Consumer	45	45	1	45	2
Total impaired loans with valuation allowance	7,437	5,987	736	6,620	217
Total impaired loans	$32,906	$40,413	$736	$35,143	$948

		Unpaid		Average	Interest
	Carrying	Principal	Related	Carrying	Income
December 31, 2011	Amount	Balance	Allowance	Amount	Recognized
	(In thousands)
Impaired loans without valuation allowance:
Real estate loans
One-to-four family	$1,360	$1,375	$-	$1,368	$42
Construction	959	959	-	944	5
Multi-family and commercial real estate	3,334	3,352	-	3,370	201
Commercial business loans	2,870	3,094		239	80
Consumer	101	353	-	206	1
Total impaired loans without valuation allowance	8,624	9,133	-	6,127	329
Impaired loans with valuation allowance:
Real estate loans
One-to-four family	1,361	1,361	109	1,362	42
Construction	7,515	8,980	510	4,173	279
Multi-family and commercial real estate	1,088	1,088	336	1,097	24
Commercial business loans	715	715	46	662	35
Consumer	124	124	71	125	6
Total impaired loans with valuation allowance	10,803	12,268	1,072	7,419	386
Total impaired loans	$19,427	$21,401	$1,072	$13,546	$715

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments, and maturity date extensions. Troubled debt restructurings (“TDRs”) are loans for which the original contractual terms of the loans have been modified and both of the following conditions exist: (i) the restructuring constitutes a concession (including reduction of interest rates or extension of maturity dates) and (ii) the borrower is experiencing financial difficulties. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company’s loan modifications are determined on a case-by-case basis in connection with ongoing loan collection processes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s TDRs at December 31, 2012 and 2011:

(In thousands)	2012	2011

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$862	$416
Nonaccrual	8,277	12,235
Total	$9,139	$12,651

The following table presents a summary of loans that were restructured during the years ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post- Modification Recorded Investment
Real estate loans:
One-to-four family	6	$1,440	$3	$3	$1,446
Multi family and commercial real estate	9	425	32	-	324
Commercial business loans	1	292	-	-	425
Consumer	4	168	-	-	168
Total TDRs restructured during the period	20	$2,325	$35	$3	$2,363
TDRs, still accruing interest	3	$567	$-	$-	$567
TDRs, included in nonaccrual	17	1,758	35	3	1,796

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2011
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post- Modification Recorded Investment
Real estate loans:
One-to-four family	2	$310	$-	$-	$310
Construction	1	48	30	-	78
Multi family and commercial real estate	5	3,736	19	59	3,814
Commercial business loans	3	673	-	-	673
Total TDRs restructured during the period	11	$4,767	$49	$59	$4,875
TDRs, still accruing interest	-	$-	$-	$-	$-
TDRs, included in nonaccrual	11	4,767	49	59	4,875

6. Premises and Equipment

Premises and equipment at December 31, 2012 and 2011 were summarized as follows:

(In thousands)	2012	2011
Banking offices and branch buildings	$8,582	$8,565
Furniture and equipment	5,032	4,526
Land	1,593	1,593
Leasehold improvements	1,409	1,409
	16,616	16,093
Accumulated depreciation and amortization	(7,125)	(6,439)
Premises and equipment, net	$9,491	$9,654

Depreciation and amortization expenses were $718,000, $746,000, and $806,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Bank leases space for five of its branch offices. The leases for the branch offices have expiration dates ranging from 2013 through 2030, and are accounted for as operating leases. The Bank rents excess space to tenants. At December 31, 2012, future minimum rental income and lease payment expense are expected to be:

(In thousands)	Income	Expense
2013	$100	$325
2014	102	331
2015	102	337
2016	102	342
2017	102	347
Thereafter	780	6,141

Total future minimum rents	$1,288	$7,823

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Deposits

Deposits at December 31, 2012 and 2011 are summarized as follows:

(In thousands)	2012	2011
Certificate accounts	$176,378	$204,712
Regular savings accounts	117,259	107,662
Checking and NOW accounts	82,409	70,006
Money market savings accounts	26,856	28,507

Total deposits	$402,902	$410,887

Interest paid on deposits for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Certificate accounts	$3,301	$5,312	$6,617
Regular savings accounts	366	496	413
Checking and NOW accounts	49	45	45
Money market savings accounts	92	167	222

Total interest expense on deposits	$3,808	$6,020	$7,297

The aggregate amount of individual certificate accounts of $100,000 or more at December 31, 2012 and 2011 was $70,486,000 and $81,517,000 respectively. Deposits up to $250,000 are federally insured through the Federal Deposit Insurance Corporation (“FDIC”). The aggregate amount of individual certificate accounts of $250,000 or more at December 31, 2012 and 2011 was $15,266,000 and $18,724,000, respectively. At December 31, 2012 and 2011, the remaining maturities for certificate accounts were as follows:

(In thousands)	2012	2011

Certificate accounts maturing in:
Under 12 months	$89,907	$111,358
12 to 24 months	29,116	36,798
24 to 36 months	15,117	20,744
Over 36 months	42,238	35,812

Total certificate accounts	$176,378	$204,712

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Borrowed Funds

Borrowings and advances, with calendar-year maturity dates and weighted average cost of funds at December 31, 2012 and 2011, were as follows:

	2012		2011
	Amount	Weighted	Amount	Weighted
(Dollars in thousands)	Due	Average Cost	Due	Average Cost
Short-term borrowings
Repurchase agreements	$6,395	0.70%	$6,541	0.34%

Long-term FHLBB advances
Year of maturity:
2012	-	-	22,801	2.88
2013	24,087	2.65	24,087	2.65
2014	15,693	2.96	15,693	2.96
2015	624	3.34	624	3.34
2016 - 2020	443	0.19	443	0.19
2021 - 2025	318	0.18	318	0.18
2026 - 2028	310	0.00	310	0.00
	$41,475	2.72	$64,276	2.78

Total borrowed funds	$47,870	2.45	$70,817	2.55

The Bank has an agreement with FHLBB providing for future credit availability of up to twenty times the amount of FHLBB stock held by the Bank, not to exceed 30% of its total assets. The Bank held FHLBB stock with a fair market value of $5,917,000 and $6,251,700 at December 31, 2012 and 2011, respectively. In addition to the outstanding advances, the Bank has a $2,540,000 line of credit available from FHLBB, none of which was outstanding at December 31, 2012 and 2011. The Bank also has a $3,500,000 line of credit available from another correspondent bank, none of which was outstanding at December 31, 2012 and 2011, respectively. At December 31, 2012, due to the OCC regulatory order, both borrowing facilities have been suspended. See Note 13, Regulatory Matters.

FHLBB advances are secured by a blanket lien on the Bank’s assets. Included in the amounts above are two long-term amortizing advances, which mature in 2023 and 2028 with interest rates of 0.27% and 0.0%, respectively, obtained under the Affordable Housing Program offered by FHLBB. These advances were used to provide loans, at nominal cost to the borrower, for development of low-cost housing in the Bank’s community.

Repurchase agreements generally have terms of one day, and are secured by government agency securities.

9. Pension and Other Post-Retirement Benefits

Pension plan

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified defined benefit pension plan (the "Pentegra Plan"). The Pentegra Plan’s Employer Identification Number is 13-5645888 and the plan number is 333. The Pentegra Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Plan. The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions to the Pentegra Plan were $373,000, $370,000 and $157,000 for the years ended December 31, 2012, 2011 and 2010. The funded status of the Pentegra Plan was 97.12%, 81.56% and 85.25% for plan years beginning July 1, 2012, 2011 and 2010. The Bank was not listed in the Pentegra Plan’s Forms 5500 as providing more than 5 percent of the total contributions for the plan years ended June 30, 2012 or 2011, respectively.

The Plan was amended, effective September 1, 2005, and is considered frozen, with no new participants being accepted. No future compensation will be considered for benefit accruals, and there will be no future credited service, service accruals, or additional accrued benefits.

The Bank’s net pension cost was $418,000, $284,000 and $156,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Defined contribution plan

The Bank has a defined contribution 401(k) plan for eligible employees. The Bank provides 75% matching of employee contributions, with a maximum contribution on up to 6% of the employee’s salary. The Bank’s contribution vests over a six year graded vesting schedule. The Bank’s contribution to the plan was $243,000, $224,000, and $204,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Directors’ retirement plan

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

The following table summarizes the obligation and funded status for the Healthcare Benefits Plan as of December 31, 2012 and 2011:

	Healthcare Benefit Plan
(In thousands)	2012	2011
Measurement date	12/31/2012	12/31/2011
Change in benefit obligation
Projected benefit obligation at beginning of year	$404	$376
Interest cost	87	28
Projected benefit obligation at end of year	491	404
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	33	24
Plan participant contributions	-	-
Benefits paid	(33)	(24)
Fair value of plan assets at end of year	-	-
Funded status at end of year recognized in the the Company's consolidated balance sheets	$(491)	$(404)

Net periodic benefit cost and contributions

The benefit costs related to the Healthcare Benefits Plan for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Healthcare Benefit Plan
(In thousands)	2012	2011	2010
Components of net periodic benefit cost
Interest cost	$87	$28	$15
Expected return on plan assets	-	-	-
Net periodic benefit cost	$87	$28	$15

Assumptions and effects

The discount rates used in determining healthcare benefits were 3.91%, 5.00%, and 5.75% at December 31 2012, 2011 and 2010, respectively.

Due to the unfunded status of the Healthcare Benefits Plan, expected contributions by the Company of $34,000 equal expected benefit payments for 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Employee Stock Ownership Plan (“ESOP”)

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

Any dividends paid on the unreleased shares are used to reduce the principal balance of the loans. The collateral for the loans are the unreleased shares of the common stock purchased by the ESOP. Although contributions by the Bank to the ESOP are discretionary, the Bank intends to make annual contributions in an aggregate amount at least equal to the principal and interest requirements on the debt.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earning per share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated statements of financial condition. ESOP expense for the years ended December 31, 2012, 2011 and 2010 was $231,000, $254,000 and $123,000, respectively. At December 31, 2012 and 2011, there were 32,364 and 19,845 unallocated ESOP shares and 359,115 and 391,479 unreleased ESOP shares, respectively. At December 31, 2012 and 2011, the unreleased shares had aggregate fair values of $2,388,000 and $2,658,000, respectively.

11.   Equity Incentive Plan

In 2005, stockholders of the Company approved the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant up to 371,794 stock options and 148,717 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 520,511 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan. Through December 31, 2012, the following awards have been made:

	Grant Date
	July 26,	December 18,	March 20,	March 21,	July 26,
	2008	2007	2007	2006	2005

Option awards:
Awarded	997	1,995	7,483	6,485	353,799
Exercise price	$11.12	$11.12	$12.51	$11.12	$11.12
Maximum term	10	10	10	10	10
Restricted stock awards:
Awarded	997	2,993	1,995	1,496	139,404

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the status of outstanding stock options at December 31, 2012, 2011 and 2010 and changes therein was as follows:

	2012		2011		2010
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	314,257	$11.16	325,582	$11.16	352,652	$11.16
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	(5,414)	11.12
Exercised	-	-	-	-	-	-
Expired	(78,776)	11.12	(11,325)	11.12	(21,656)	11.12
Options outstanding at end of year	235,481	11.16	314,257	11.16	325,582	11.16
Options exercisable at end of year	223,956	11.15	311,959	11.15	319,894	11.14
Weighted-average fair value of options granted during the year		N/A		N/A		N/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded share-based compensation expense of $1,000, $19,000 and $285,000 for the years ended December 31, 2012, 2011 and 2010, respectively, in connection with the stock option and restricted stock awards. At December 31, 2012, the Company has approximately $268 of unrecorded option expense to be recognized over the remaining vesting period of the options.

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

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not, that some or all of the deferred tax assets will not be realized. At December 31, 2012, under the Internal Revenue Code, the Bank has twenty years to utilize its net operating losses, primarily related to the provision for loan losses and current year operating losses and the related deferred tax assets, management has concluded that it is more likely-than-not that the Company will be unable to realize its deferred tax assets in the foreseeable future, and accordingly has established a valuation allowance equal to 100% of the net deferred tax assets at December 31, 2012. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, management’s conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 consisted of:

(In thousands)	2012	2011	2010
Current income tax expense (benefit)	$(2,327)	$970	$1,293
Deferred income tax expense (benefit), due to:
Reserve for loan losses	(1,949)	(613)	(815)
Net operating loss carryforwards	(825)	-	-
Valuation allowance on deferred tax assets	5,376	-	-
Other items	(127)	493	351
Total deferred income tax expense (benefit)	2,475	(120)	(464)
Provision for income taxes	$148	$850	$829

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate applied to income before income taxes with the income tax provision is as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Income tax expense (benefit) at statutory rate of 34%	$(5,134)	$847	$775

Increase (decrease) in income tax expense resulting from:
Nondeductible compensation expense	79	86	67
Income exempt from income tax	(182)	(102)	(264)
Expiration of contribution carryforward	-	-	250
Valuation allowance on income tax benefits	5,376	-	-
Other items, net	9	19	1

Provision for income taxes	$148	$850	$829

Effective rate of income tax expense	(1.0)%	34.1%	36.4%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows at December 31, 2012 and 2011:

(In thousands)	2012	2011

Deferred tax assets
Reserve for loan losses	$4,737	$2,788
Net operating loss carryforwards	825	-
Deferred income	320	360
Post-retirement benefits	193	180
Other than temporary impairment on securities	2	7
Gross deferred tax assets	6,077	3,335

Valuation allowance	(5,376)	-
Deferred tax assets, net of valuation allowance	701	3,335

Deferred tax liabilities
Depreciation	(108)	(382)
Available-for-sale securities	(240)	(276)
Mortgage-servicing rights	(353)	(238)
Total deferred tax liabilities	(701)	(896)

Net deferred tax assets	$-	$2,439

Retained earnings at December 31, 2012 includes a contingency reserve for loan losses of $1,843,000 which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of $627,000 has not been recognized as of December 31, 2012.

Management regularly analyzes their tax positions and at December 31, 2012, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of December 31, 2012, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal and Connecticut income taxes for the years 2009-2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

The OCC regulations require savings institutions to maintain minimum levels of regulatory capital. As of December 31, 2012, the Bank meets all capital requirements to which it is subject and was considered “well capitalized” for regulatory purposes. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

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

The following is a summary of the Bank’s actual capital as computed under the standards established by the OCC at December 31, 2012 and 2011, respectively:

	2012		2011
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Tier I (Core) Capital (to Adjusted Total Assets)	$52,617	9.79%	$67,594	11.79%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	52,617	14.92%	67,591	15.82%

Total Risk-Based Capital (to Risk-Weighted Assets)	57,219	16.22%	72,955	17.08%

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Board of Directors has decided to suspend dividends of the Company due to the Bank’s current operating performance. The Bank is considered well capitalized under regulatory guide lines. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OCC rules and regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank and the OCC entered into a formal written enforcement agreement (the “Agreement”). The Agreement related to the findings of the OCC following its regularly scheduled examination of the Bank that began in 2011. The Agreement does not affect the Bank’s current status as “well capitalized” under applicable regulatory capital guidelines.

The Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain operational areas of the Bank. The Agreement requires the Bank to:

•	Obtain prior written notice with the OCC before appointing an individual to serve as a senior executive officer or as a director of the Bank.
•	Restricts the Bank from declaring or paying any dividends or other capital distributions to the Company without receiving prior written approval of the OCC. This provision of the Agreement relates to upstream, intercompany dividends or other capital distributions from the Bank to the Company.
•	Restricts the Bank from entering into, renewing, extending or revising any contractual arrangement relating to compensation or benefits for any senior executive officer of the Bank, unless the Bank first provides the OCC with prior written notice of the proposed transaction.
•	Subjects the Bank to six month financial and operational examination review. The most recent examination occurred during the time frame January 2013 to February 2013. The next scheduled review will be the 3rd quarter 2013.

The Agreement and each of its provisions will remain in effect until these provisions are amended in writing by mutual consent of the Bank and the OCC or waived, or terminated in writing by the OCC.

The Company establishes an accrued liability for litigation or regulatory matters in the periods when those matters arise, and the resulting loss contingency is both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. There were no such accruals at December 31, 2012.

The Dodd-Frank Act, enacted in 2010, makes extensive changes in the regulation and supervision of federal savings institutions like the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated, and responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, the agency that regulates national banks. The OCC assumed primary responsibility for examining Naugatuck Valley Savings and loan and implementing and enforcing many of the laws and regulations applicable to federal savings institutions. At the same time, the responsibility for supervising and regulating savings and loan holding companies, such as the Company, was transferred to the Federal Reserve Board. In addition, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau (“CFPB”), as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, their primary federal regulator rather than the CFPB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Earnings per Share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the year ended December 31, 2012, anti-dilutive options excluded from the calculations totaled 203,172 options (with an exercise price of $11.12) and 4,540 options (with an exercise price of $12.51). Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share. For the year ended December 31, 2011, anti-dilutive options excluded from the calculations totaled 306,477 options (with an exercise price of $11.12) and 7,482 options (with an exercise price of $12.51). Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share. For the year ended December 31, 2010, anti-dilutive options excluded from the calculations totaled 318,098 options (with an exercise price of $11.12) and 7,482 options (with an exercise price of $12.51). Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

The following table shows earnings (loss) per share information at December 31, 2012, 2011 and 2010:

	For the years ended December 31,
(In thousands except share and per share data)	2012	2011	2010

Net income (loss) available to common stockholders	$(15,248)	$1,642	$1,451

Weighted-average shares outstanding during the period:
Basic	6,610,896	6,702,503	6,812,365

Diluted	6,610,896	6,702,503	6,812,365

Net income (loss) per common share:
Basic and diluted earnings (loss) per share	$(2.31)	$0.24	$0.21

15.	Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes these financial instruments and other commitments and contingent liabilities as of December 31, 2012 and 2011:

(In thousands)	2012	2011
Commitments to extend credit:
Loan commitments	$4,327	$8,782
Unused lines of credit	21,434	19,424
Amounts due mortgagors on construction loans	13,134	15,476
Amounts due on commercial loans	20,790	21,213
Commercial letters of credit	3,964	5,683

At December 31, 2012, included in the commitments to extend credit were commitments to fund loans in the amount of $63.6 million with fixed interest rates ranging from 3.25% to 17.0%.

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

The Company establishes an accrued liability for litigation or regulatory matters in the periods when those matters arise, and the resulting loss contingency is both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. There were no such accruals at December 31, 2012.

16.	Fair Value

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

Loans receivable—For variable rate loans that re-price frequently and without significant change in credit risk, fair values are based on carrying values. The fair value of other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of nonaccrual loans was estimated using the estimated fair values of the underlying collateral.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the carrying values and fair values of the Company’s significant financial instruments as of December 31, 2012 and 2011:

	2012		2011
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$23,229	$23,229	$18,069	$18,069
Investment securities	49,003	49,591	50,343	50,721
Loans held for sale	2,761	2,761	2,993	2,993
Loans receivable, net	417,613	433,876	466,965	492,446
Accrued income receivable	1,761	1,761	1,932	1,932
Mortgage-servicing rights	1,039	1,633	700	742

Financial Liabilities
Deposits	$402,902	$405,560	$410,887	$409,357
Borrowed funds	47,870	48,851	70,817	72,757
Mortgagors' escrow accounts	4,628	4,628	4,755	4,755

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Fair Value Measurements

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

The Company used the following methods and significant assumptions to estimate the fair value of its financial instruments:

The Company’s available-for-sale securities that are traded on an active exchange, such as the New York Stock Exchange, are classified as Level 1. Available-for-sale securities valued using the fair values of underlying collateral or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, are classified as Level 2. Investments valued using a discounted cash flow models are classified as Level 3. Collateral dependent impaired loans and foreclosed real estate and repossessed assets are considered Level 3, as the fair value is based on an appraisal and the adjustments to comparable sales made by the appraiser are unobservable. Non collateral dependent loans are measured using a discounted cash flow technique and are also considered Level 3, as the inputs are the Bank's own assumptions. The fair value of mortgage-servicing rights is estimated using present value cash flow techniques. The most important assumptions used in the valuation of mortgage-servicing rights are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the servicing asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments measured at fair value at December 31, 2012 are summarized below:

	December 31, 2012
	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial instruments measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,029	$-	$1,029
Government guaranteed mortgage-backed securities	-	13,960	-	13,960
Government guaranteed collateralized mortgage obligations	-	985	-	985
Private label collateralized mortgage obligations	-	294	-	294
Auction-rate trust preferred securities	-	7,216	-	7,216
Residential loans held for sale	-	2,761	-	2,761
Financial instruments measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$32,170	$32,170
Foreclosed real estate and other repossessed assets	-	-	735	735
Mortgage-servicing rights	-	-	1,633	1,633

Financial instruments measured at fair value at December 31, 2011 are summarized below:

	December 31, 2011
	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial instruments measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,068	$-	$1,068
Government guaranteed mortgage-backed securities	-	14,763	-	14,763
Government guaranteed collateralized mortgage obligations	-	1,721	-	1,721
Private label collateralized mortgage obligations	-	255	-	255
Auction-rate trust preferred securities	-	-	7,244	7,244
Residential loans held for sale	-	2,993	-	2,993
Financial instruments measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$18,355	$18,355
Foreclosed real estate and other repossessed assets	-	-	873	873
Mortgage-servicing rights	-	-	726	726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans are carried at fair value.

The following table shows a reconciliation of the beginning and ending balances for Level 3 available-for-sale investment securities measured at fair value on a recurring basis at December 31, 2012 and 2011:

(In thousands)	2012	2011

Balance at beginning of the year	$7,244	$7,960
Increase (decrease) in fair value of securities included in accumulated other comprehensive income	272	(516)
Redemptions at par	(300)	(200)
Transfer to Level 2	(7,216)	-
Balance at end of the year	$-	$7,244

During 2012, the Company modified its methodology for determining the fair value of its investment in auction-rate preferred securities, which were previously valued using a discounted cash flow model and classified as Level 3 in the fair value hierarchy. At December 31, 2012, the Company determined the fair value of these investments based on the current market prices of the underlying collateral preferred shares, and classified these investments as Level 2 in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Selected Quarterly Consolidated Financial Information (Unaudited)

The following tables present quarterly consolidated information for the Company for 2012 and 2011.

	For the Year Ended December 31, 2012
	Fourth	Third	Second	First
(In thousands except share and per share data)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$5,719	$5,888	$6,050	$6,466
Interest expense	1,169	1,257	1,406	1,553
Net interest income	4,550	4,631	4,644	4,913
Provision for loan losses	720	10,312	2,148	4,545
Net interest income after provision for loan losses	3,830	(5,681)	2,496	368
Noninterest income	1,479	1,374	1,248	1,012
Noninterest expense	5,793	5,092	4,870	5,471
Income before provision for income tax	(484)	(9,399)	(1,126)	(4,091)
Provision for income tax	5,212	(3,238)	(411)	(1,415)
Net loss	$(5,696)	$(6,161)	$(715)	$(2,676)
Loss per share - basic and diluted	$(0.86)	$(0.93)	$(0.11)	$(0.41)

	For the Year Ended December 31, 2011
	Fourth	Third	Second	First
(In thousands except share and per share data)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$6,607	$6,933	$6,863	$6,762
Interest expense	1,691	1,921	2,282	2,358
Net interest income	4,916	5,012	4,581	4,404
Provision for loan losses	1,620	1,195	1,040	438
Net interest income after provision for loan losses	3,296	3,817	3,541	3,966
Noninterest income	1,331	1,792	1,062	837
Noninterest expense	4,513	4,500	3,886	4,251
Income before provision for income tax	114	1,109	717	552
Provision for income tax	120	362	212	156
Net income (loss)	$(6)	$747	$505	$396
Earnings (loss) per share - basic and diluted	$(0.01)	$0.12	$0.07	$0.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Parent Company Only Financial Statements

The following financial statements are for the Company (Naugatuck Valley Financial Corporation) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statements of Financial Condition

	December 31,
(In thousands)	2012	2011

ASSETS
Cash on deposit with Naugatuck Valley Savings and Loan	$11,207	$12,002
Investment in subsidiary, Naugatuck Valley Savings and Loan	52,567	67,400
Investment securities	901	1,066
Loan to ESOP	3,425	3,696
Other assets	662	83
Total assets	$68,762	$84,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$1,855	$1,933
Stockholders' equity	66,907	82,314
Total liabilities and stockholders' equity	$68,762	$84,247

Statements of Income

	For the Years Ended December 31,
(In thousands)	2012	2011	2010

Interest income	$167	$152	$141
Other income	-	-	-
Total income	167	152	141

Other expense	398	381	1,037

Loss before income tax and equity in undistributed net income of subsidiary	(231)	(229)	(896)
Income tax benefit	(14)	(78)	(54)

Loss before equity in undistributed net income of subsidiary	(217)	(151)	(842)
Equity in undistributed net income (loss) of subsidiary	(15,031)	1,793	2,293

Net income (loss)	$(15,248)	$1,642	$1,451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash flows

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)

Net cash provided (used) by operating activities	$(868)	$1,234	$(1,046)

Cash flows from investing activities
Investment in subsidiary	-	(20,312)	-
Paydowns and maturities of available-for-sale securities	169	180	382
Loan to ESOP	-	(2,003)	-
Principal payments received from ESOP	271	291	180
Net cash provided (used) by investing activities	440	(21,844)	562

Cash flows from financing activities
Proceeds from issuance of common stock	-	33,379	-
Cost of issuance of common stock	-	(2,120)	-
Common stock repurchased	(1)	(2)	(41)
Cash dividends to common shareholders	(599)	(614)	(317)
Release of ESOP shares	233	254	123
Net cash provided (used) by financing activities	(367)	30,897	(235)

Increase (decrease) in cash and cash equivalents	(795)	10,287	(719)
Cash and cash equivalents at beginning of year	12,002	1,715	2,434

Cash and cash equivalents at end of year	$11,207	$12,002	$1,715

