Form 10-Q
period 2013-03-31
Naugatuck Valley Financial Corp
filed 2013-05-30
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-54447

NAUGATUCK VALLEY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	01-0969655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 CHURCH STREET, NAUGATUCK, CONNECTICUT	06770
(Address of principal executive offices)	(Zip Code)

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

Yes ☐               No ☒

As of May 28, 2013, there were 7,002,208 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2013	2012

ASSETS
Cash and due from depository institutions	$34,084	$23,123
Federal funds sold	91	106
Cash and cash equivalents	34,175	23,229
Investment securities available-for-sale, at fair value	22,133	23,484
Investment securities held-to-maturity, at amortized cost	23,434	25,519
Loans held for sale	1,108	2,761
Loans receivable, net	413,157	417,613
Accrued income receivable	1,691	1,761
Foreclosed real estate	498	735
Premises and equipment, net	9,347	9,491
Bank owned life insurance	9,925	9,854
Federal Home Loan Bank stock, at cost	5,444	5,917
Other assets	5,481	6,033

Total assets	$526,393	$526,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$401,238	$402,902
Federal Home Loan Bank ("FHLB") advances	38,684	41,476
Other borrowed funds	14,518	6,394
Mortgagors' escrow accounts	2,402	4,628
Other liabilities	3,285	4,089

Total liabilities	460,127	459,489

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at March 31, 2013 and 7,002,208 outstanding at December 31, 2012.	70	70
Paid-in capital	58,842	58,842
Retained earnings	10,573	11,164
Unearned employee stock ownership plan ("ESOP") shares (395,115 shares at March 31, 2013 and December 31, 2012)	(3,143)	(3,143)
Unearned stock awards (200 shares at March 31, 2013 and December 31, 2012)	(3)	(3)
Treasury stock, at cost (158 shares at March 31, 2013 and December 31, 2012)	(1)	(1)
Accumulated other comprehensive loss	(72)	(21)

Total stockholders' equity	66,266	66,908

Total liabilities and stockholders' equity	$526,393	$526,397

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share data)	2013	2012

Interest income
Interest on loans	$5,051	$6,047
Interest and dividends on investments and deposits	319	419
Total interest income	5,370	6,466

Interest expense
Interest on deposits	786	1,095
Interest on borrowed funds	293	458
Total interest expense	1,079	1,553

Net interest income	4,291	4,913

Provision for loan losses	300	4,545

Net interest income after provision for loan losses	3,991	368

Noninterest income
Fees for services related to deposit accounts	178	202
Gain on sales of loans	420	335
Fees for other services	110	199
Mortgage servicing income	82	56
Income from bank owned life insurance	71	75
Income from investment advisory services, net	52	56
Other income	24	25
Total noninterest income	937	948

Noninterest expense
Compensation, taxes and benefits	2,677	2,664
Professional fees	660	293
Office occupancy	610	575
Expenses on foreclosed properties, net	357	124
Writedowns on foreclosed properties	12	12
FDIC insurance premiums	206	133
Computer processing	196	174
Directors compensation	134	205
Advertising	87	126
Office supplies	61	54
Deposit related charge	-	800
Other expenses	519	247
Total noninterest expense	5,519	5,407

Loss before provision (benefit) for income taxes	(591)	(4,091)

Provision (benefit) for income taxes	-	(1,415)

Net loss	$(591)	$(2,676)
Loss per common share - basic and diluted	$(0.09)	$(0.40)

See accompanying notes to unaudited consolidated financial statements.

4

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2013	2012

Net loss	$(591)	$(2,676)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale investment securities	(51)	462
Income tax effect	-	(33)
Other comprehensive (loss) income	(51)	495
Total comprehensive loss	$(642)	$(2,181)

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2013 and 2012 (Unaudited)

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2011	$70	$58,908	$27,014	$(3,442)	$(14)	$(1)	$(221)	$82,314
Dividends declared ($0.03 per common share)	-	-	(198)	-	-	-	-	(198)
Stock based compensation (199 shares vested and 199 shares forfeited)	-	-	(3)	-	5	-	-	2
Stock based compensation	-	1	-	-	-	-	-	1
Comprehensive income (loss)	-	-	(2,676)	-	-	-	495	(2,181)

Balance at March 31, 2012	$70	$58,909	$24,137	$(3,442)	(9)	$(1)	$274	$79,938

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance At December 31, 2012	$70	$58,842	$11,164	$(3,143)	$(3)	$(1)	$(21)	$66,908
Net loss	-	-	(591)	-	-	-	-	(591)
Other comprehensive loss	-	-	-	-	-	-	(51)	(51)

Balance at March 31, 2013	$70	$58,842	$10,573	$(3,143)	(3)	$(1)	$(72)	$66,266

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Cash flows from operating activities

Net loss	$(591)	$(2,676)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Provision for loan losses	300	4,545
Depreciation and amortization expense	182	174
Loss on sale of foreclosed real estate	39	18
Writedowns on foreclosed real estate	12	12
Gain on sale of loans	(420)	(350)
Loans originated for sale	(6,698)	(12,789)
Proceeds from sale of loans held for sale	8,771	14,845
Amortization of investments, net	107	70
Amortization of intangible assets	-	8
Provision for deferred taxes	-	(602)
Net gain on disposal of fixed assets	4	-
Net change in:
Accrued income receivable	70	45
Deferred loan fees	(19)	(35)
Cash surrender value of life insurance	(71)	(75)
Other assets	552	(888)
Other liabilities	(804)	436
Net cash provided by operating activities	1,434	2,738
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	1,232	2,025
Proceeds from sale of available-for-sale securities	-	100
Proceeds from maturities of held-to-maturity securities	2,046	749
Redemption of Federal Home Loan Bank stock	473	335
Purchase of available-for-sale securities	-	(4,216)
Purchase of held-to-maturity securities	-	(3,268)
Loan originations net of principal payments	4,175	12,082
Purchase of premises and equipment	(42)	(155)
Proceeds from the sale of foreclosed assets	186	154
Net cash provided by investing activities	8,070	7,806
Cash flows from financing activities
Net change in time deposits	(7,154)	(6,381)
Net change in other deposit accounts	5,490	6,116
Proceeds from FHLB advances	500	(2,907)
Repayment of FHLB advances	(3,292)	(2,366)
Change in other borrowings	8,124	-
Net change in mortgagors' escrow accounts	(2,226)	5,683
Forfeited restricted shares	-	(2)
Common stock repurchased	-	(1)
Cash dividends to common stockholders	-	(198)
Net cash provided by (used in) financing activities	1,442	(56)
Net change in cash and cash equivalents	10,946	10,488
Cash and cash equivalents at beginning of period	23,229	18,069
Cash and cash equivalents at end of period	$34,175	$28,557

Supplementary Disclosures of Cash Flow Information:
Non-cash investing activities:
Transfer of loans to foreclosed assets	$-	$258
Cash paid during the period for:
Interest	$1,083	$1,557
Income taxes	-	151
Unrealized holding gains (losses) on available for sale securities arising during the period	$(51)	$462

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a)	Description of Business

Naugatuck Valley Financial Corporation (“Naugatuck Valley Financial” or the “Company”) is a stock savings and loan holding company incorporated in the State of Maryland. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary bank, Naugatuck Valley Savings and Loan (“Naugatuck Valley Savings” or the “Bank”). The Company became the holding company for the Bank effective June 29, 2011.

Naugatuck Valley Savings is a federally chartered stock savings association and has served its customers in Connecticut since 1922. The Bank operates as a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses with a variety of deposit and lending products from its full service banking offices in the Greater Naugatuck Valley region of southwestern Connecticut. The Bank attracts deposits from the general public and uses those funds to originate one-to-four family, multi-family and commercial real estate, construction, commercial business and consumer loans.

Naugatuck Valley Savings has two wholly owned subsidiaries, Naugatuck Valley Mortgage Servicing Corporation and Church Street OREO One, LLC. Naugatuck Valley Mortgage Servicing Corporation qualifies and operates as a passive investment company pursuant to Connecticut regulation. Church Street OREO One, LLC was established in February 2013 to hold properties acquired through foreclosure.

(b)	Basis of Presentation

The accompanying consolidated interim financial statements are unaudited and include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries, Naugatuck Valley Mortgage Servicing Corporation and Church Street OREO One, LLC. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the December 31, 2012 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of its operations and its cash flows at the dates and for the periods presented.

In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, deferred income taxes and the valuation of and the evaluation for other than temporary impairment (“OTTI”) on investment securities. While management uses available information to recognize losses and properly value these assets, future adjustments may be necessary based on changes in economic conditions both in Connecticut and nationally.

The Company’s only business segment is Community Banking. This segment represented all the revenues and income of the consolidated Company and therefore, is the only reported segment as defined by FASB ASC 820, Segment Reporting.

Management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements. No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Certain reclassifications have been made to the March 31, 2012 amounts to conform with the March 31, 2013 consolidated financial statement presentation. These reclassifications only changed the reporting categories and did not affect the Company’s results of operations or financial position.

(c)	Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2012 Annual Report on Form 10-K. There have not been any material changes in our significant accounting policies compared with those contained in our Form 10-K disclosure for the year ended December 31, 2012.

(d) Recently Issued Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02. This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company adopted this update during the quarter ended March 31, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Balance Sheet — Disclosures about Offsetting Assets and Liabilities: In December 2011, the FASB issued Accounting Standards Update No. 2011-11, which requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. This update became effective in the quarter ended March 31, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 2 – REGULATORY MATTERS

Effective January 17, 2012, the Bank entered into a written Formal Agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”). The Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain operational areas of the Bank, including the following:

•	Restricts the Bank from declaring or paying any dividends or other capital distributions to the Company without prior written regulatory approval. This provision relates to up streaming intercompany dividends or other capital distributions from the Bank to the Company.
•	Provide prior written notice to the OCC before appointing an individual to serve as a senior executive officer or as a director of the Bank.
•	Restricts the Bank from entering into, renewing, extending or revising any contractual arrangement relating to the compensation or benefits for any senior executive officer of the Bank, unless the Bank provides the OCC with prior written notice of the proposed transaction.
•	Subjects the Bank to six month financial and operational examination review. The most recent examination occurred in January 2013. The next scheduled review is expected in the third quarter 2013.

In April and May 2013, additional senior management team members were retained to assist the new CEO (who was hired in September 2012) to address the provisions of the Agreement.

The Agreement and each of its provisions will remain in effect until these provisions are amended in writing by mutual consent or waived in writing by the OCC or terminated in writing by the OCC.

The OCC regulations require savings institutions to maintain minimum levels of regulatory capital. As of March 31, 2013, the Bank meets all of the capital requirements to which it is subject and is considered “well capitalized” for regulatory purposes.

Effective May 21, 2013, the Company entered into a Memorandum of Understanding (the “MOU”) with the Federal Reserve Bank of Boston (the “FRB Boston”). The MOU restricts the Company from taking the following actions without the prior written approval of the FRB Boston:

•	Declaring or paying dividends or purchasing or redeeming its stock;
•	Directly or indirectly, receiving any dividends from the Bank;
•	Directly or indirectly, incurring, increasing, modifying or guarantying any debt.

As a savings and loan holding company regulated by the Federal Reserve Board (the “FRB”), the Company is not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the financial institutions themselves.

The following table is a summary of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at March 31, 2013.

	Well Capitalized Requirements		Actual
(Dollars in thousands)	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	$66,929	12.71%

Tier 1 Risk-Based Capital (2)	N/A	N/A	66,929	18.97%

Total Risk-Based Capital (2)	N/A	N/A	71,473	20.26%

The Bank
Tier 1 Leverage Capital (1)	$26,411	5.00%	$52,048	9.85%

Tier 1 Risk-Based Capital (2)	21,088	6.00%	52,048	14.81%

Total Risk-Based Capital (2)	35,146	10.00%	56,565	16.09%

(1) Tier 1 or total capital to average assets.

(2) Tier 1 or total capital to risk-weighted assets.

NOTE 3 – INVESTMENT SECURITIES

At March 31, 2013, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,004	$16	$-	$1,020
U.S. Government agency mortgage-backed securities	12,131	630	-	12,761
U.S. Government agency collateralized mortgage obligations	824	15	-	839
Private label collateralized mortgage obligations	305	-	(8)	297
Total debt securities	14,264	661	(8)	14,917
Auction-rate trust preferred securities	7,700	-	(484)	7,216

Total available-for-sale securities	$21,964	$661	$(492)	$22,133

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$23,434	$530	$-	$23,964

Total held-to-maturity securities	$23,434	$530	$-	$23,964

At December 31, 2012, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$1,006	$23	$-	$1,029
U.S. Government agency mortgage-backed securities	13,270	690	-	13,960
U.S. Government agency collateralized mortgage obligations	974	11	-	985
Private label collateralized mortgage obligations	314	-	(20)	294
Total debt securities	15,564	724	(20)	16,268
Auction-rate trust preferred securities	7,700	-	(484)	7,216

Total available-for-sale securities	$23,264	$724	$(504)	$23,484

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$25,519	$588	$-	$26,107

Total held-to-maturity securities	$25,519	$588	$-	$26,107

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013, and December 31, 2012:

	At March 31, 2013
	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Fair Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$297	$(8)
Auction-rate trust preferred securities	5	7,216	(484)

Total securities in unrealized loss position	6	$7,513	$(492)

	At December 31, 2012
	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Fair Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$294	$(20)
Auction-rate trust preferred securities	5	7,216	(484)

Total securities in unrealized loss position	6	$7,510	$(504)

There were no securities in a continuous unrealized loss position for less than 12 months at March 31, 2013 or December 31, 2012.

The amortized cost and fair value of securities at March 31, 2013, by expected maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
At March 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$12,131	$12,761	$23,434	$23,964
U.S. Government agency collateralized mortgage obligations	824	839	-	-
Private label collateralized mortgage obligations	305	297	-	-
	13,260	13,897	23,434	23,964
Securities with Fixed Maturities:
Due in one year or less	1,004	1,020	-	-
Due after five years through ten years	7,700	7,216	-	-
	8,704	8,236	-	-

Total	$21,964	$22,133	$23,434	$23,964

	Available-for-Sale		Held-to-Maturity
At December 31, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$13,270	$13,960	$25,519	$26,107
U.S. Government agency collateralized mortgage obligations	974	985	-	-
Private label collateralized mortgage obligations	314	294	-	-
	14,558	15,239	25,519	26,107
Securities with Fixed Maturities:
Due in one year or less	1,006	1,029	-	-
Due after five years through ten years	7,700	7,216	-	-
	8,706	8,245	-	-

Total	$23,264	$23,484	$25,519	$26,107

NOTE 4 – LOANS RECEIVABLE

A summary of loans receivable at March 31, 2013 and December 31, 2012 is as follows:

	March 31,	December 31,
(Dollars in thousands)	2013	2012

Real estate loans:
One-to-four family	$206,717	$209,004
Multi-family and commercial real estate	143,052	133,549
Construction and land development	19,149	28,357
Total real estate loans	368,918	370,910

Commercial business loans	31,314	32,970
Consumer loans:
Home equity	27,896	28,829
Savings accounts	596	680
Automobile	462	540
Personal	84	77
Total consumer loans	29,038	30,126
Totals loans	429,270	434,006

Less:
Allowance for loan losses	14,253	14,500
Undisbursed construction loans	1,710	1,724
Deferred loan origination fees, net	150	169
Loans receivable, net	$413,157	$417,613

Credit quality of financing receivables

Management segregates the loan portfolio into portfolio segments which are defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

The Company’s loan portfolio is segregated into the following portfolio segments:

One-to-Four-Family Owner Occupied Loans. This portfolio segment consists of the origination of first mortgage loans secured by one-to-four-family owner occupied residential properties and residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area. Although the Company has experienced an increase in foreclosures on its owner occupied loan portfolio over the past year, foreclosures are still at relatively low levels. Management believes this is due mainly to its conservative underwriting and lending strategies which do not allow for high risk loans such as “Option ARM,” “sub-prime” or “Alt-A” loans.

Multi-family and Commercial Real Estate Loans. This portfolio segment includes loans secured by commercial real estate, non-owner occupied one-to-four-family and multi-family dwellings for property owners and businesses in our market area. Loans secured by commercial real estate generally have larger loan balances and more credit risk than owner occupied one-to-four family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

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

Real Estate Secured Consumer Loans. This portfolio segment includes home equity loans and home equity lines of credit secured by owner occupied one-to four-family residential properties. Loans of this type are written at a maximum of 75% of the appraised value of the property and we require that we have no lower than a second lien position on the property. These loans are written at a higher interest rate and a shorter term than mortgage loans. The Company has experience a low level of foreclosure in this type of loan during recent periods. These loans can be affected by economic conditions and the values of the underlying properties.

Other Consumer Loans. This portfolio segment includes loans secured by passbook or certificate accounts, or automobiles, as well as unsecured personal loans and overdraft lines of credit. This type of loan may entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by assets that depreciate rapidly.

Credit Quality Indicators

The Company’s policies provide for the classification of loans into the following categories: pass (1 - 5), special mention (6), substandard (7), doubtful (8) and loss (9). Consistent with regulatory guidelines, loans that are considered to be of lesser quality are considered adversely classified as substandard, doubtful or loss. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those loans characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans (or portions of loans) classified as loss are those considered uncollectible. The Company generally charges off loans or portions of loans as soon as they are considered to be uncollectible and of little value. Loans that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention. When loans are classified as special mention, substandard or doubtful, management focuses increased monitoring and attention on these loans in assessing the credit risk and specific allowance requirements for these loans.

The following tables are a summary of the loan portfolio credit quality indicators, by loan class, as of March 31, 2013 and December 31, 2012:

	Credit Risk Profile by Internally Assigned Grade:
March 31, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Total
Risk Rating:
Pass	$195,584	$98,573	$4,713	$20,276	$319,146
Special Mention	4,778	25,364	2,782	5,153	38,077
Substandard	6,355	19,115	11,654	5,736	42,860
Doubtful	-	-	-	149	149
Total	$206,717	$143,052	$19,149	$31,314	$400,232

December 31, 2012
Risk Rating:
Pass	$198,800	$90,544	$14,541	$24,271	$328,156
Special Mention	4,807	26,198	2,159	3,255	36,419
Substandard	5,397	16,807	11,657	5,444	39,305
Doubtful	-	-	-	-	-
Total	$209,004	$133,549	$28,357	$32,970	$403,880

Consumer loans are not risk rated and the credit risk profile is based on payment activity. The following table represents the credit risk profile on consumer loans as of March 31, 2013 and December 31, 2012.

Consumer Loans - Credit Risk Profile Based on Payment Activity:
(In thousands)	At March 31, 2013	At December 31, 2012
Grade:
Performing	$28,097	$29,853
Nonperforming	941	273
Total	$29,038	$30,126

(a)	Delinquencies

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency and attempts to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment and may recommend foreclosure. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company each month.

Loans are automatically placed on nonaccrual status when payment of principal or interest is more than 90 days delinquent. Loans may also be placed on nonaccrual status if collection of principal or interest in full, or in part, is in doubt or if the loan has been restructured. When loans are placed on nonaccrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent for a reasonable period of time (usually six months) to establish a reliable assessment of collectibility.

The following tables set forth certain information with respect to our loan portfolio delinquencies, by loan class, as of March 31, 2013 and December 31, 2012:

	Delinquencies
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
As of March 31, 2013
(In thousands)
Real estate loans
One-to-four family	$1,228	$1,104	$1,352	$3,684	203,033	$206,717	$-
Construction	183	56	8,897	9,136	10,013	19,149	-
Multi-family and commercial real estate	2,391	1,059	6,422	9,872	133,180	143,052	-
Commercial business loans	501	32	2,649	3,182	28,132	31,314	-
Consumer - other	407	-	264	671	28,367	29,038	-
Total	$4,710	$2,251	$19,584	$26,545	$402,725	$429,270	$-
As of December 31, 2012
(In thousands)
Real estate loans
One-to-four family	$1,820	$735	$1,329	$3,884	205,120	$209,004	$-
Construction	489	136	8,654	9,279	19,078	28,357	-
Multi-family and commercial real estate	1,688	174	6,225	8,087	125,462	133,549	-
Commercial business loans	642	1,169	1,917	3,728	29,242	32,970	-
Consumer - other	1,353	184	100	1,637	28,489	30,126	-
Total	$5,992	$2,398	$18,225	$26,615	$407,391	$434,006	$-

(b)	Impaired loans and nonperforming assets

The following tables set forth certain information with respect to our nonperforming assets as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans	$24,826	$22,306
TDRs nonaccruing	8,216	8,277
Subtotal non performing loans	33,042	30,583
Foreclosed real estate	498	735
Total nonperforming assets	$33,540	$31,318

Total nonperforming loans to total loans	8.00%	7.32%
Total nonperforming loans to total assets	6.28%	5.81%
Total nonperforming assets to total assets	6.37%	5.95%

Impaired Loans
Non performing loans	$33,042	$30,583
Accruing TDRs	1,753	862
Total impaired loans	$34,795	$31,445

Nonperforming loans (defined as nonaccrual loans and nonperforming troubled debt restructured loans (“TDRs”)) totaled $34.8 million at March 31, 2013 compared to $31.5 million at December 31, 2012. The amount of income that was contractually due but not recognized on nonperforming loans totaled $187,000 and $166,000 for the quarters ended March 31, 2013 and March 31, 2012, respectively.

At March 31, 2013, the Company had 113 loans on nonaccrual status of which 40 loans were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectibility.

At December 31, 2012, the Company had 111 loans on nonaccrual status of which 49 loans were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectibility.

The Company accounts for impaired loans in accordance with GAAP. An impaired loan generally is one for which it is probable, based on current information, that the Company will not collect all the amounts due under the contractual terms of the loan. All impaired loans are individually evaluated for impairment at least quarterly. As a result of this impairment evaluation, the Company provides a specific reserve for, or charges off, that portion of the asset that is deemed uncollectible.

The following tables summarize loans by portfolio segment disaggregated by impairment methodology which is then further segregated by amount evaluated for impairment individually and collectively, as of March 31, 2013 and December 31, 2012:

	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total

As of Ended March 31, 2013
(In thousands)
Ending loan balance individually evaluated for impairment	$5,132	$15,573	$9,843	$3,802	$445	$34,795
Ending loan balance collectively evaluated for impairment	201,585	127,479	9,306	27,512	28,593	394,475
Total Loans	$206,717	$143,052	$19,149	$31,314	$29,038	$429,270

As of December 31, 2012

Ending loan balance individually evaluated for impairment	$4,541	$14,373	$8,286	$3,945	$300	$31,445
Ending loan balance collectively evaluated for impairment	204,463	119,176	20,071	29,025	29,826	402,561
Total Loans	$209,004	$133,549	$28,357	$32,970	$30,126	$434,006

The following tables summarize impaired loans by portfolio segment as of March 31, 2013 and December 31, 2012:

As of March 31, 2013	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to four-family	$4,101	$1,031	$5,132	$5,720	$49
Construction and land development	9,491	352	9,843	16,770	117
Multi-family and commercial real estate	11,539	4,034	15,573	18,266	346
Commercial business loans	2,435	1,367	3,802	4,307	216
Consumer loans	445	-	445	534	-
Total impaired loans	$28,011	$6,784	$34,795	$45,597	$728

As of December 31, 2012	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to four-family	$4,422	$119	$4,541	$4,944	$5
Construction and land development	5,884	2,402	8,286	15,298	119
Multi-family and commercial real estate	12,177	2,196	14,373	16,832	271
Commercial business loans	2,731	1,214	3,945	4,419	340
Consumer loans	255	45	300	385	1
Total impaired loans	$25,469	$5,976	$31,445	$41,878	$736

In the above table, the unpaid contractual principal balance represents the aggregate amounts legally owed to the Bank under the terms of the borrowers’ loan agreements. The recorded investment amounts shown above represent the unpaid contractual principal balance owed to the Bank less any amounts charged off based on collectibility assessments by the Bank and less any amounts paid by borrowers on nonaccrual loans which were recognized as principal curtailments. On nonaccrual loans, the Bank applies any borrower payments first against the principal balance of the loan and once the entire principal balance has been recovered, any subsequent payments are recognized as interest income.

The following table relates to interest income recognized by class of impaired loans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized
	(In thousands)
Real estate loans
One-to four-family	$5,231	$32	$3,106	$27
Construction	9,833	15	6,451	17
Multi-family and commercial real estate	15,658	114	10,263	102
Commercial business loans	3,910	23	3,916	19
Consumer loans	448	3	199	1
Total	$35,080	$187	$23,935	$166

(c)	Troubled Debt Restructured Loans

A TDR is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment, whether on accrual or nonaccrual status.

Loan modifications are generally performed at the request of the individual borrower and may include concessions such as reduction in interest rates, changes in payments, maturity date extensions, or debt forgiveness/forebearance. TDRs are loans for which the original contractual terms of the loans have been modified and both of the following conditions exist: (i) the restructuring constitutes a concession (including reduction of interest rates or extension of maturity dates) and (ii) the borrower is either experiencing financial difficulties or absent such concessions, it is probable the borrower would experience financial difficulty complying with the original terms of the loan. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company’s loan modifications are determined on a case-by-case basis in connection with ongoing loan collection processes.

The recorded investment balance of TDRs which are either performing or nonperforming in accordance with their modified terms as of March 31, 2013 and December 31, 2012 are as follows:

	As of	As of
	March 31,	December 31,
(In thousands)	2013	2012

Aggregate recorded investment of impaired loans with terms
modified through a troubled debt restructuring:
Performing	$4,348	$3,573
Nonperforming	5,621	5,566
Total	$9,969	$9,139

The following table presents a summary of loans that were restructured during the three months ended March 31, 2013:

	For the Three Months Ended March 31, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post- Modification Recorded Investment

Real estate loans:
One-to-four family	-	$-	$-	$-	$-
Multi-family and commercial real estate	-	-	-	-	-
Commercial business loans	6	563	57	3	623
Consumer loans	-	-	-	-	-
Total TDRs restructured during the period	6	$563	$57	$3	$623
TDRs, still accruing interest	6	$563	$57	$3	$623
TDRs, included in nonaccrual	-	-	-	-	-
Total	6	$563	$57	$3	$623

Of the six loans modified during the three months ended March 31, 2013, five loans with a total outstanding principal balance of $453,000 were granted term extensions as a concession. For one of these five TDRs, new funds in the amount of $57,000 were advanced to cover past due property taxes based upon cross-collateralization with a related loan to better improve the Bank’s position. The remaining TDR with an outstanding principal balance of $170,000 was granted forebearance of interest only payments over its remaining term to maturity of approximately one year.

The majority of the Bank’s TDRs are a result of granting extension to troubled credits which have already been adversely classified. The Bank grants such extension to reassess the borrower’s financial status and to develop a plan for repayment. Certain modifications with extension may also include interest rate reductions.

The financial effects of each modification will vary based on the specific restructure. For some of the Bank’s TDRs the loans were interest-only with a balloon payment at maturity. If the interest rate is not adjusted and the terms are consistent with the market, the Bank might not experience any loss associated with the restructure. If, however, the restructure involves forebearance agreements or interest rate modifications, the Bank might not collect all the principal and interest based on the original contractual terms. The Bank applies its procedures for placing TDRs on accrual or nonaccrual status using the same general guidance as loans. The Bank estimates the necessary allowance for loan losses on TDRs using the same guidance as other impaired loans.

There were no TDRs that had been modified during the previous twelve months ended March 31, 2013 that subsequently defaulted or were charged off during the three months ended March 31, 2013.

(d)	Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio.

The allowance for loan losses is established through a provision for loan losses charged to operations. Management periodically reviews the allowance for loan losses in order to identify those known and inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process by portfolio segment includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is likelihood that different amounts would be reported under different conditions or assumptions. The OCC, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

The allowance generally consists of specific (or allocated) and general components. The specific component relates to loans that are recognized as impaired. For such impaired loans, an allowance is established when the discounted cash flows (or observable market price or collateral value, if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

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

The following tables set forth the balance of and transactions in the allowance for loan losses at March 31, 2013, December 31, 2012 and March 31, 2012, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by loans evaluated for impairment individually and collectively:

	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total

As of and for the Three Months Ended March 31, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$1,988	$4,982	$4,378	$2,725	$427	$14,500
Provision for loan losses	50	200	-	50	-	300
Charge-offs	(151)	(224)	(6)	(184)	-	(565)
Recoveries	-	9	-	9	-	18
Ending balance	$1,887	$4,967	$4,372	$2,600	$427	$14,253
Allowance related to loans:
Individually evaluated for impairment	$49	$346	$117	$216	$-	$728
Collectively evaluated for impairment	$1,838	$4,621	$4,255	$2,384	$427	$13,525

As of and for the Three Months Ended March 31, 2012
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,745	$3,745	$1,327	$754	$482	$8,053
Provision for loan losses	646	1,236	612	1,836	215	4,545
Charge-offs	(301)	(960)	(573)	(876)	(101)	(2,811)
Recoveries	4	-	-	1	1	6
Ending Balance	$2,094	$4,021	$1,366	$1,715	$597	$9,793
Allowance related to loans:
Individually evaluated for impairment	$109	$336	$510	$46	$71	$1,072
Collectively evaluated for impairment	$1,985	$3,685	$856	$1,669	$526	$8,721

At December 31, 2012
Ending balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Allowance related to loans:
Individually evaluated for impairment	$5	$271	$119	$340	$1	$736
Collectively evaluated for impairment	$1,983	$4,621	$4,349	$2,385	$426	$13,764

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. The examination may require us to make additional provisions for loan losses based on judgments different from ours. The Company also periodically engages an independent consultant to review our credit risk grading process and the risk grades on selected portfolio segments as well as the methodology, analysis and adequacy of the allowance for loan and lease losses.

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

NOTE 5 – FORECLOSED REAL ESTATE

Changes in foreclosed real estate during the three months ended March 31, 2013 and March 31, 2012 are as follows:

	For the Three Months Ended March 31,
(In thousands)	2013	2012

Beginning Balance	$735	$873
Additions	-	258
Proceeds from dispositions	(186)	(154)
Gain (loss) on sales	(39)	(18)
Writedowns	(12)	(12)

Balance at end of period	$498	$947

The Company records the gain (loss) on sale of foreclosed real estate in the expenses on foreclosed properties, net category along with expenses for acquiring and maintaining foreclosed real estate properties.

NOTE 6 – FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At March 31, 2013, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The following table presents certain information regarding our Federal Home Loan Bank advances during the periods or at the dates indicated.

	At March 31, 2013		At December 31, 2012
(Dollars in thousands)	Amount Due	Weighted Average Cost	Amount Due	Weighted Average Cost
Year of maturity:
2013	19,868	2.58%	24,088	2.65%
2014	13,700	2.86%	15,693	2.96%
2015	3,802	3.86%	624	3.34%
2016 - 2020	-	-	443	0.19%
2021 - 2025	685	0.27%	318	0.18%
2026 - 2028	629	-	310	-

Total FHLB advances	$38,684	2.72%	$41,476	2.72%

The Bank is required to maintain an investment in capital stock of the FHLB in an amount that is based on a percentage of its outstanding residential first mortgage loans. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation persists; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to its operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB.

Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

NOTE 7 – OTHER BORROWED FUNDS

The Bank will occasionally borrow short-term from customers to cover temporary cash needs. We also use securities sold under agreements to repurchase as a source of borrowings.

The following table presents certain information regarding our repurchase agreements during the periods or at the dates indicated.

(Dollars in thousands)	March 31, 2013	December 31, 2012

Maximum amount of advances outstanding during the period	$21,258	$19,283

Average advances outstanding during the period	$15,587	$11,608

Weighted average interest rate during the period	0.45%	0.47%

Balance outstanding at end of period	$14,518	$6,394

Weighted average interest rate at end of period	0.45%	0.45%

NOTE 8 – STOCKHOLDERS’ EQUITY

(a)	Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the three months ended March 31, 2013, anti-dilutive options excluded from the calculations totaled 229,723 options (with an exercise price of $11.12) and 4,290 options (with an exercise price of $12.51). For the three months ended March 31, 2012, anti-dilutive options excluded from the calculations totaled 305,751 options (with an exercise price of $11.12) and 7,482 options (with an exercise price of $12.51). Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(591,000)	$(2,676,000)

Weighted-average common shares outstanding:
Basic	6,643,093	6,610,803
Diluted	6,643,093	6,610,803

Loss per common share;
Basic	$(0.09)	$(0.40)
Diluted	$(0.09)	$(0.40)

Dividends

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. Due to current regulatory restrictions, the Company is not allowed to pay dividends to the Company’s shareholders nor is the Bank allowed to pay dividends to the Company.

NOTE 9 – STOCK BASED COMPENSATION

Stock options generally vest over six years and expire ten years after the date of the grant. The vesting schedule for stock options is 0% in year one and 20% annually for years two through six. Restricted stock vests ratably over five years. The Company has not granted any stock options nor, any restricted stock awards since July 26, 2008. During the three months ended March 31, 2013, there were no stock options exercised.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represents the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral become worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis.

The Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral that it deems necessary.

Financial instruments whose contract amounts represent credit risk at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
(In thousands)	2013	2012
Commitments to extend credit:
Commercial loan commitements	$4,050	$4,327
Unused lines of credit	21,913	21,434
Amounts due mortgagors on construction loans	13,112	13,134
Amounts due on commercial loans	20,300	20,790
Commercial letters of credit	2,984	3,964

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include residential and commercial property, deposits and securities.

NOTE 11 – FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial and non-financial instruments not recorded at fair value, is set forth below:

Cash and cash equivalents—The carrying amounts for cash and due from banks and federal funds sold approximate fair value because of the short maturities of those investments. The Company does not record these assets at fair value on a recurring basis. These assets are classified as Level 1 within the fair value hierarchy.

Available for sale securities—These financial instruments are recorded at fair value in the financial statements on a recurring basis. Where quoted prices are available in an active market, the securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and the securities are classified within Level 2 of the valuation hierarchy. Examples of such instruments include U.S. government agency bonds, U.S. government agency mortgage-backed securities, and private label collateralized mortgage obligations. On the auction rate trust preferred securities, the Company determined the fair value of these investments based on the current market price of the underlying collateral preferred shares and therefore classified these investments as Level 2 in the fair value hierarchy. Securities classified within Level 3 of the valuation hierarchy are securities for which significant unobservable inputs are utilized.

Loans held for sale—The carrying amounts of these assets approximate fair value because these loans, are generally sold through forward sales (either already contracted or soon to be executed at the recording date). These assets are classified as Level 1 within the fair value hierarchy.

Loans receivable—For variable rate loans that reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the loan portfolio. The fair value of fixed rate loans is estimated by discounting the future cash flows using estimated period end market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the loan portfolio. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.

Accrued interest receivable—The carrying amount approximates fair value. The Company does not record these assets at fair value on a recurring basis. These assets are classified as Level 1 within the fair value hierarchy.

Mortgage servicing assets—The fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company does not record these assets at fair value on a recurring basis. Servicing assets are classified as Level 2 within the fair value hierarchy.

Federal Home Loan Bank stock —The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and is required to maintain an investment in capital stock of the FHLB. The carrying amount is a reasonable estimate of fair value. The Company does not record this asset at fair value on a recurring basis. Based on redemption provisions, the stock of the FHLB has no quoted market value and is carried at cost. FHLB stock is classified as Level 3 within the fair value hierarchy.

Foreclosed real estate— Foreclosed real estate represents real estate acquired through which are recorded at fair value on a nonrecurring basis. Fair value is based upon appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies the fair value measurement as Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the fair value measurement as Level 3. The Company classified these assets as Level 3 within the fair value hierarchy.

Deposit liabilities—The fair value of demand deposits, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered by market participants for deposits of similar remaining maturities, estimated using local market data, to a schedule of aggregated expected maturities of such deposits. The Company does not record deposits at fair value on a recurring basis. Demand deposits, savings and money market deposits are classified as Level 1 within the fair value hierarchy. Certificates of deposit are classified as Level 2 within the fair value hierarchy.

Borrowed funds—The fair value of FHLB advances and other borrowed funds (repurchase agreements) are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The Company does not record these liabilities at fair value on a recurring basis. FHLB advances and other borrowings are classified as Level 2 within the fair value hierarchy.

Accrued interest payable—The carrying amounts approximates fair value. The Company does not record these liabilities at fair value on a recurring basis. These liabilities are classified as Level 1 within the fair value hierarchy.

Mortgagors’ escrow accounts—The carrying amount approximates fair value. The Company does not record these liabilities at fair value on a recurring basis. These liabilities are classified as Level 2 within the fair value hierarchy.

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of March 31, 2013 and December 31, 2012:

		March 31, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy Level	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	Level 1	$34,175	$34,175	$23,229	$23,229
Investment securities, available-for-sale	Level 2	22,133	22,133	23,484	23,484
Investment securities, held-to-maturity	Level 2	23,434	23,964	25,519	26,107
Loans held for sale	Level 1	1,108	1,108	2,761	2,761
Loans receivable, net:
Performing	Level 2	378,362	393,711	386,168	405,977
Impaired	Level 3	34,795	34,067	31,445	30,709
Accrued interest receivable	Level 1	1,691	1,691	1,761	1,761
Mortgage servicing assets	Level 3	1,162	1,700	1,039	1,633
FHLB Stock	Level 3	5,444	5,444	5,917	5,917
Financial Liabilities
Demand deposits, savings, Now and money market deposits	Level 1	232,015	233,408	226,524	228,851
Time deposits	Level 2	169,223	171,989	176,378	179,125
FHLB advances	Level 2	38,684	39,413	41,476	42,453
Borrowed funds	Level 2	14,518	14,518	6,394	6,394
Mortgagors' escrow accounts	Level 2	2,402	2,402	4,628	4,628
Accrued interest payable	Level 1	95	95	99	99

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of March 31, 2013 and December 31, 2012 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such dates.

The information presented should not be interpreted as an estimate of the fair value of the Company as a whole since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

The Company uses fair value measurements to record available-for sale investment securities and residential loans held for sale at fair value on a recurring basis. Additionally, the Company uses fair value measurements to measure the reported amounts of impaired loans, foreclosed real estate and mortgage-servicing rights at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets.

Unrecognized financial instruments—Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2013 and December 31, 2012.

The following table represents a further breakdown of investment securities and other financial instruments measured at fair value on a recurring basis.

	March 31, 2013
	Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,020	$-	$1,020
U.S. Government agency mortgage-backed obligations	-	12,761	-	12,761
U.S. Government collateralized mortgage obligations	-	839	-	839
Private label collateralized mortgage obligations	-	297	-	297
Auction-rate trust preferred securities	-	7,216	-	7,216

	December 31, 2012
	Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,029	$-	$1,029
U.S. Government agency mortgage-backed obligations	-	13,960	-	13,960
U.S. Government collateralized mortgage obligations	-	985	-	985
Private label collateralized mortgage obligations	-	294	-	294
Auction-rate trust preferred securities	-	7,216	-	7,216

The following table represents assets measured at fair value on a non-recurring basis.

	March 31, 2013
	Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$34,067	$34,067
Foreclosed real estate	-	-	498	498
Mortgage servicing rights	-	-	1,700	1,700

	December 31, 2012
	Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$30,709	$30,709
Foreclosed real estate	-	-	735	735
Mortgage servicing rights	-	-	1,633	1,633

The following table shows a reconciliation of the beginning and ending balances for Level 3 available-for-sale investment securities measured at fair value on a recurring basis at March 31, 2013 and 2012:

	Three months ended March 31,
(In thousands)	2013	2012

Balance at beginning of period	$-	$7,244
Increase (decrease) in fair value of securities included in accumulated other comprehensive income	-	559
Redemptions at par	-	(100)
Balance at end of period	$-	$7,703

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

Because broadly traded markets do not exist for most of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. These determinations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent management believes necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.

Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months ended March 31, 2013 and 2012 together with the audited financial statements as of and for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.

(a)	Overview

As of March 31, 2013, the Company had $526.4 million of total assets, $429.3 million of gross loans receivable, and $401.2 million of total deposits. Total equity capital at March 31, 2013 was $66.3 million and the Company’s Tier I Leverage Capital Ratio was 12.71%.

The Company had a net loss for the quarter ended March 31, 2013 of $591,000 (or basic and diluted loss per share of ($0.09) as compared to a net loss of $2.7 million (or basic and diluted loss per share of $0.40) for the first quarter of 2012.

The Company’s operating results for the first quarter of 2013, when compared to the same period of 2012, were influenced by the following factors:

• Net interest income decreased by $622,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets primarily attributable to a decline in yields in the loan portfolio, which were partially offset by decreases in liability volumes and lower rates paid on interest bearing liabilities;

• Provision for loan losses decreased by $4.2 million primarily due to a reduction in charge-offs during the first quarter of 2013; and lesser additional reserve requirements needed to be provided during the first quarter of 2013 as a result of the necessary increases to the allowance for loan losses during the intervening three quarters during 2012;

• Noninterest income decreased by $11,000 because of decreases in loan prepayment fees recognized during the three months ended March 31, 2013 compared to the same period of 2012 as well as a decline in other noninterest income and a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and

• Noninterest expenses increased by $112,000, or 2%, during the first quarter of 2013 compared to the same period of 2012 primarily due to increases in professional fees of $367,000, expenses on foreclosed properties of $233,000, FDIC insurance premiums of $73,000 and other expenses of $272,000 partially offset by the $800,000 decrease in a deposit related charge which occurred in the first quarter of 2012. The increases in the professional fees were attributed to the additional legal and consulting work associated with the regulatory agreement and the additional staffing for the interim Chief Financial Officer and related project work. The increase in expenses on foreclosed properties were primarily related to delinquent property taxes paid on the properties during the first quarter of 2013. The increase in FDIC deposit insurance was largely due to the increase in the assessment rate for the first quarter as a result of the regulatory agreement. The increase in other expenses is primarily attributable to the $120,000 increase in insurance which is mainly due to the increased cost of the Company’s directors and officers liability coverage.

(b)	Critical Accounting Policies

We consider accounting policies involving significant judgements and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be critical accounting policies: allowance for loan losses, deferred income taxes and fair vlue of financial instruments.

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

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the size, quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed under “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets remained flat at $526.4 million as of March 31, 2013 and December 31, 2012. Loans receivable, gross decreased by $4.7 million or 1.1%, loans held for sale decreased by $1.7 million or 59.9% and investment securities decreased by $3.4 million or 7.0%, partially offset by an increase in cash and cash equivalents of $11.0 million or 47.4%. The loan portfolio decreased during the period by type as follows: real estate loans decreased by $2.0 million or 0.5%; commercial business loans decreased by $1.7 million, or 5.0%; and consumer loans (mostly home equity loans) decreased by $1.1 million, or 3.6%. Real estate loans, commercial business loans and consumer loans decreased primarily due to normal amortization, repayments, charge offs, and decreased demand for these types of products. Consumer loans have also decreased as customers have been paying off second mortgages as they refinance into first mortgages.

Total liabilities were $460.1 million at March 31, 2013 compared to $459.5 million at December 31, 2012. Deposits decreased $1.7 million or 0.4% to $401.2 million at March 31, 2013 from $402.9 million at December 31, 2012. Between December 31, 2012 and March 31, 2013, core deposits (defined as all deposits other than certificates of deposit) increased $5.5 million while certificates of deposit decreased $7.2 million. Management attributes the decrease in core deposits primarily to depositor preference to maintain funds in more liquid deposits given the unfavorable risk/return for maturity extension in certificates of deposit and the expectation for higher market interest rates in future periods. Mortgagors’ escrow accounts decreased $2.2 million or 48.1% from $4.6 million at December 31, 2012 to $2.4 million at March 31, 2013. Advances from the Federal Home Loan Bank of Boston decreased by $2.8 million, from $41.5 million at December 31, 2012 to $38.7 million at March 31, 2013. Other borrowed funds increased $8.1 million, from $6.4 million to $14.5 million over the same period.

Total stockholders’ equity was $66.3 million at March 31, 2013 compared to $66.9 million at December 31, 2012. The decrease in stockholders’ equity was due to the net loss of $591,000 for the three month period ended March 31, 2013 and an increase in accumulated other comprehensive loss of $51,000.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. For the three months ended March 31, 2013, the Company recorded a net loss of $591,000 compared to net loss of $2.7 million for the three months ended March 31, 2012. The reduction in net loss for the three months ended March 31, 2013 was primarily due to decreased loan loss provisions of $4.2 million partially offset by the lower level of net interest income which decreased by $622,000 and a decrease in the income tax benefit of $1.4 million.

Net Interest Income. Net interest income for the quarter ended March 31, 2013 totaled $4.3 million compared to $4.9 million for the quarter ended March 31, 2012, a decrease of $622,000 or 12.7%. The $1.0 million or 16.5% decrease in interest on loans is due to both volume and rate. At March 31, 2013, total average interest earning assets decreased $51.5 million or 9.8% to $472.1 million from $523.6 million at March 31, 2012. Of this $51.5 million decrease, $45.8 million was due to a decrease in the average balance of loans, which was driven primarily by reductions in average balances for commercial mortgages, construction loans, residential mortgages and home equity loans. These decreases in loans were primarily attributable to loan runoff and payoffs exceeding the slow loan demand year-over-year. The decrease in average investments was caused by a decrease in mortgage-backed securities which was the result of ongoing scheduled paydowns and prepayments on the underlying mortgage loans. The continuation of the change in asset mix from loans and investment securities to lower yielding cash equivalents caused the weighted average yield for interest earning assets to decrease by 39 basis points to 4.55% at March 31, 2013 as compared to 4.94% at March 31, 2012.

Interest expense for the quarter ended March 31, 2013 of $1.1 million was comprised of deposit interest expense and interest on borrowed funds of $0.8 million and $293,000, respectively. These amounts are compared to $1.1 million and $458,000, respectively, for the same period in 2012. During the three months ended March 31, 2013, total average interest bearing liabilities decreased $31.4 million or 6.4% to $455.9 million from $487.3 million for the three months ended March 31, 2012. This shift in average interest bearing liability balances reflects a reduction in average borrowed funds of $21.7 million and deposits of $9.7 million, respectively. The decrease in average borrowed funds was caused by the payoff of FHLB advances at maturity due to their higher cost than other funding sources. The average balance of FHLB advances decreased by $22.6 million or 35.5%. The decrease in average deposits was caused by a greater movement out of time deposits offset by an increase into lower cost non-interest bearing transaction and savings accounts. This change caused the weighted cost of interest bearing liabilities to decrease by 32 basis points to 0.95% at March 31, 2013 as compared to 1.27% at March 31, 2012.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31
	2013			2012
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)

Interest-earning assets
Loans	$417,121	$5,051	4.84%	$462,877	$6,047	5.23%
Investment securities and Fed Funds sold	49,079	314	2.54	54,564	411	3.01
Federal Home Loan Bank stock	5,901	5	0.47	6,207	8	0.52

Total interest-earning assets	472,101	5,370	4.55%	$523,648	6,466	4.94
Non interest-earning assets	51,746	-		$49,430	-
Total Assets	$523,847	$5,370		$573,078	$6,466

Interest-bearing liabilities
Certificate accounts	$170,056	$665	1.55%	$202,627	$965	1.90
Regular savings accounts & escrow	117,738	86	0.29	110,588	91	0.33
Checking and NOW accounts	84,028	18	0.09	68,116	12	0.07
Money market savings accounts	25,349	17	0.27	28,159	27	0.38

Total interest-bearing deposits	397,171	786	0.79	409,490	1,095	1.07
FHLB advances	40,871	278	2.72	63,646	445	2.80
Other borrowings	17,843	15	0.34	14,141	13	0.37

Total interest-bearing liabilities	$455,885	1,079	0.95%	$487,277	$1,553	1.27%
Non interest-bearing liabilities	845			2,807
Total Liabilities	456,730			490,084
Total Stockholders' Equity	67,117			82,994
Total Liabilities and Stockholders' Equity	$523,847			$573,078

Net interest income		$4,291			$4,913
Net interest spread			3.60%			3.67%
Net interest margin			3.64%			3.75%
Average interest earning assets to average intrest bearing liabilities			103.56%			107.46%

The following table summarizes the changes in the components of net interest income attributable to both rate and volume for the three months ended March 31, 2013 and 2012:

	March 31, 2013 compared
	to March 31, 2012
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Loans	$(573)	$(423)	$(996)
Investment securities	(38)	(59)	(97)
Federal Home Loan Bank stock	-	(3)	(3)
Total interest income	(611)	(485)	(1,096)
Interest expense:
Certificate accounts	(142)	(158)	(300)
Regular savings accounts	6	(11)	(5)
Checking and NOW accounts	3	3	6
Money market savings accounts	(2)	(8)	(10)
Total deposit expense	(135)	(174)	(309)
FHLBB advances	(155)	(12)	(167)
Other borrowings	3	(1)	2
Total interest expense	(287)	(187)	(474)
Increase (Decrease) in net interest income	$(324)	$(298)	$(622)

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

On a quarterly basis, or more often if warranted, management analyzes the loan portfolio. For individually evaluated loans that are considered impaired, an allowance will be established based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependent, the fair value of the collateral. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual term of the loan agreement.

All other loans, including loans that are individually evaluated but not considered impaired, are segregated into groups based on similar risk factors. Each of these groups is then evaluated based on several factors to estimate credit losses. Management will determine for each category of loans with similar risk characteristics the historical loss rate. Historical loss rates provide a reasonable starting point for the Bank’s analysis; however, this analysis and loss trends do not form a sufficient basis, by themselves, to determine the appropriate level of the loan loss allowance. Management also considers qualitative and environmental factors likely to impact, directly or indirectly, the inherent loss exposure of the loan portfolio. These factors include but are not limited to: changes in the amount and severity of delinquencies, non-accrual and adversely classified loans, changes in local, regional, and national economic conditions that will affect the collectability of the portfolio, changes in the nature and volume of loans in the portfolio, changes in concentrations of credit, lending area, industry concentrations, or types of borrowers, changes in lending policies, procedures, competition, management, portfolio mix, competition, pricing, loan to value trends, extension and modification requests, and loan quality trends. This analysis establishes factors that are applied to each of the segregated groups of loans to determine an appropriate level of loan loss allowance.

Our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. The examination may require us to make additional provisions for loan losses based on judgments different from ours. The Company also periodically engages an independent consultant to review our credit risk grading process and the risk grades on selected portfolio segments as well as the methodology, analysis and adequacy of the allowance for loan and lease losses.

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2013 and 2012:

	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
As of and for the Three Months Ended March 31, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$1,988	$4,982	$4,378	$2,725	$427	$14,500
Provision for loan losses	50	200	-	50	-	300
Charge-offs	(151)	(224)	(6)	(184)	-	(565)
Recoveries	-	9	-	9	-	18
Ending balance	$1,887	$4,967	$4,372	$2,600	$427	$14,253
Allowance related to loans:
Individually evaluated for impairment	$49	$346	$117	$216	$-	$728
Collectively evaluated for impairment	$1,838	$4,621	$4,255	$2,384	$427	$13,525

As of and for the Three Months Ended March 31, 2012
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,745	$3,745	$1,327	$754	$482	$8,053
Provision for loan losses	646	1,236	612	1,836	215	4,545
Charge-offs	(301)	(960)	(573)	(876)	(101)	(2,811)
Recoveries	4	-	-	1	1	6
Ending Balance	$2,094	$4,021	$1,366	$1,715	$597	$9,793
Allowance related to loans:
Individually evaluated for impairment	$109	$336	$510	$46	$71	$1,072
Collectively evaluated for impairment	$1,985	$3,685	$856	$1,669	$526	$8,721

The provision for loan losses was $300,000 for the three months ended March 31, 2013, compared to $4.5 million for the same period in 2012, respectively. The decreased provision for the 2013 period was attributable to management’s judgment that the inherent credit risk exposure in the loan portfolio has somewhat stabilized along with a significant lower level of charge-offs in the first quarter of 2013 than in the same quarter of 2012. In addition, residential mortgage, construction, multi-family, commercial residential, commercial business and consumer portfolios appear to have stabilized in many of our lending markets. We consider in the determination of the allowance for loan losses, adverse changes in other factors may require increases in the provision for loan losses and the allowance for loan losses in future periods. The balances of nonperforming loans increased $2.5 million between December 31, 2012 and March 31, 2013, primarily due to a $2.5 million increase in non-accrual loans. Adversely classified assets increased $3.7 million over the same period due to management downgrades of certain loans for generally more technical reasons (such as lack of timely receipt of borrower financials) which have little direct correlation to the creditworthiness of the borrowing entity. Adversely classified assets consisted primarily of loans rated substandard or doubtful in accordance with regulatory guidance. Charge-offs were $565,000 during the three months ended March 31, 2013, compared to $2.8 million during the three months ended March 31, 2012. The charge-offs in the 2013 period were for $151,000 on one- to four-family loans, $224,000 on three commercial real estate loans, one commercial construction loan in the amount of $6,000 and the charge-off of nine commercial business loans totaling $184,000.

The following table provides information with respect to the Company’s nonperforming assets and impaired loans at the dates indicated.

	March 31,	December 31,
	2013	2012
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans	$24,826	$22,306
TDRs nonaccruing	8,216	8,277
Subtotal non performing loans	33,042	30,583
Foreclosed real estate	498	735
Total nonperforming assets	$33,540	$31,318

Total nonperforming loans to total loans	8.00%	7.32%

Total nonperforming loans to total assets	6.28%	5.81%

Total nonperforming assets to total assets	6.37%	5.95%

Impaired Loans
Non performing loans	$33,042	$30,583
Accruing TDRs	1,753	862
Total impaired loans	$34,795	$31,445

The following table shows the aggregate amounts of the Company’s adversely classified loans and criticized loans at the dates indicated:

	At March 31,	At December 31,
	2013	2012
	(In thousands)
Loans by risk grade:

Special mention	$38,077	$36,419

Substandard	42,860	39,305
Doubtful	149	-
Subtotal - Adversely classified loans	43,009	39,305
Total criticized loans	$81,086	$75,724

The $3.7 million increase in the level of adversely classified loans from December 31, 2012 to March 31, 2013 was primarily in the following portfolio segments: $2.3 million in commercial real estate, single family mortgages of $1.0 million and commercial business loans of $400,000. Adversely classified loans are primarily loans rated substandard or doubtful in accordance with regulatory guidance. These assets warrant and receive increased management oversight and focus in management’s estimates related to the allowance for loan losses. In certain cases, where appropriate, specific allowances have been established to account for the increased credit risk of these assets.  At March 31, 2013, $33.0 million of classified loans were nonperforming assets, compared to $30.6 million at December 31, 2012.

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2013 and 2012:

	Three Months
	Ended March 31,
(Dollars in thousands)	2013	2012

Gain on sales of loans	420	335
Fees for services related to deposit accounts	$178	$202
Fees for other services	110	199
Mortgage servicing income	82	56
Income from bank owned life insurance	71	75
Income from investment advisory services, net	52	56
Other income	24	25
Total	$937	$948

Noninterest income was approximately $1.0 million for the quarter ended March 31, 2013 and for the same period in 2012. For the quarter ended March 31, 2013, the gains associated with sales of one-to-four family fixed rate mortgages in the secondary market, increased by $85,000 or 25.4% as a result of a higher average gain on sale during the 2013 quarter on less sales volume ($10.0 million sold in the first quarter of 2013 compared with $17.5 million sold in the first quarter of 2012). Mortgage servicing income increased by $26,000 or 46.4% to due to growth in the mortgage servicing portfolio year-over-year. Fees related to deposit accounts decreased by $24,000 or 11.9% to $178,000, which was primarily attributable to a lesser volume of overdraft transactions in the 2013 quarter due to the Bank more aggressively monitoring and controlling such activity. Fees for other services decreased to $110,000 for the quarter ended March 31, 2013 driven by declines of $37,000 in reverse mortgage income, prepayment fees of $23,000, application fees of $12,000, and commercial fees of $9,000. The decrease in reverse mortgage fees was attributable to temporary discontinuation of this product offering and sale due to the loss of an experienced originator of this specialized product.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2013 and 2012.

	Three Months
	Ended March 31,
(Dollars in thousands)	2013	2012

Compensation, taxes and benefits	$2,677	$2,664
Professional fees	660	293
Office occupancy	610	575
Expenses on foreclosed properties, net	357	124
Writedowns on foreclosed properties	12	12
FDIC insurance premiums	206	133
Computer processing	196	174
Directors compensation	134	205
Advertising	87	126
Office supplies	61	54
Deposit related charge	-	800
Other expenses	519	247
Total	$5,519	$5,407

Noninterest expense was $5.5 million for the quarter ended March 31, 2013 compared to $5.4 million for the quarter ended March 31, 2012, an increase of $112,000 or 2.1%. The year-over-year increase was primarily the result of increases in professional fees of $367,000, expenses on foreclosed real estate of $233,000, FDIC insurance of $73,000, office occupancy of $35,000, and other expenses of $272,000 over the same period in 2012. These increases were partially offset by decreases in advertising of $39,000, directors’ compensation of $71,000, and an $800,000 deposit related charge in 2012. The increase in professional fees was due to the hiring of outside attorneys, advisors and consultants. These costs related to the previously announced regulatory order as well as the use of consultants due to open positions, in particular, the interim Chief Financial Officer position and support. Expenses on foreclosed real estate increased by $233,000, or 187.9%, due to property taxes and other costs of acquiring and maintaining foreclosed real estate. FDIC insurance premiums increased by $73,000, or 54.9%, due to the impact of the regulatory agreement. Other expenses increased by $272,000 primarily resulting from the year-over-year increases in the cost for directors’ and officers’ insurance coverage and recruiting fees. Additionally, $800,000 of expenses in the first quarter 2012 for potential charges related to the underpayment of interest on certain certificates of deposit renewals was not incurred in the same period of 2013.

Income Tax Expense (Benefit) The Company has reported no tax benefit for its pre-tax operating loss for the quarter ended March 31, 2013. At March 31, 2013, there was a 100% valuation allowance on the deferred tax asset. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The valuation allowance was established during the year ended December 31, 2012, at which time the Company had $5.3 million in net deferred tax assets related to the provision for loan losses and current year operating losses. Management concluded that it was more likely-than-not that the Company would not be able to realize its deferred tax assets and accordingly has established a 100% valuation allowance equal to the net deferred tax asset balance at March 31, 2013. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, management’s conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

Management regularly analyzes the Company’s tax positions and at March 31, 2013, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of March 31, 2013, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal and Connecticut income taxes for the years 2009-2011.

Naugatuck Valley Mortgage Servicing Corporation, a wholly-owned subsidiary of the Bank, qualifies and operates as a Connecticut passive investment company pursuant to legislation. Because the subsidiary earns income from passive investments which is exempt from Connecticut Corporation Business Tax and its dividends to the Bank are exempt from state tax, the Bank no longer expects to incur state income tax expense.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. The Bank’s primary sources of funds consist of retail deposit inflows, loan repayments, maturities and sales of investment securities and advances from the Federal Home Loan Bank of Boston. The deposit base is comprised of certificate accounts, regular savings accounts, checking and NOW accounts, money market savings accounts and health savings accounts. The Bank borrows funds from the Federal Home Loan Bank of Boston during periods of low liquidity to match fund increases in our fixed-rate mortgage portfolio and to provide long-term fixed-rate funding with the goal of decreasing our exposure to an increase in interest rates. We also use securities sold under agreements to repurchase as a source of borrowings. At March 31, 2013, due to the OCC formal agreement, a line of credit with a correspondent bank, was suspended.

Each quarter the Bank projects liquidity availability and demands on this liquidity for the next 90 days. The Bank regularly adjusts its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected retail deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in federal funds and short- and intermediate-term U.S. Government agency obligations. While maturities and scheduled amortization of loans and securities are predictable sources of funds, retail deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $34.2 million, including federal funds sold of $91,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $22.1 million at March 31, 2013. At March 31, 2013, the Bank had the ability to borrow a total of $100.1 million from the Federal Home Loan Bank of Boston; however, based on the collateral pledged, the Bank is currently able to borrow $75.1 million, of which $38.7 million in borrowings was outstanding. The Bank also had other borrowed funds of $14.5 million in repurchase agreements with customers. At March 31, 2013, the Bank pledged $24.0 million of commercial real estate loans (with risk ratings of 4 and 5) to the Federal Reserve Bank Discount Window. Based on this collateral the Bank was able to borrow up to $15.2 million at that date. Subsequently on May 16, 2013, the Federal Reserve Bank tightened their collateral requirements for discount window borrowings whereby the Bank would be able to borrow $11.5 million based on $26.9 million of commercial real estate loans pledged as collateral. There were no outstanding borrowings from the Federal Reserve Bank Discount Window at December 31, 2012, March 31, 2013 or for any period subsequent thereto. As noted above, at March 31, 2013, the Bank’s overnight line of credit of $2.5 million with a correspondent bank was suspended.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	March 31,	December 31,
(In thousands)	2013	2012
Commitments to extend credit:
Commercial loan commitments	$4,050	$4,327
Unused lines of credit	21,913	21,434
Amounts due mortgagors on construction loans	13,112	13,134
Amounts due on commercial loans	20,300	20,790
Commercial letters of credit	2,984	3,964

Certificates of deposit due within one year of March 31, 2013 totaled $82.6 million, or 20.6% of total deposits. If these deposits do not remain with the Bank, the Bank will need to seek other sources of funds, including other certificates of deposit, FHLB advances or other borrowings, and its available lines of credit. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on these maturing certificates of deposit. Based on past experience, however, the Bank believes that a significant portion of our certificates of deposit will remain with us. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, the Company has remained highly liquid. The Company is not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material decrease in liquidity. The Company expects that all of our liquidity needs, including the contractual commitments stated above and increases in loan demand, can be met by our currently available liquid assets and cash flows. In the event loan demand was to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or the Federal Reserve Bank Discount Window. The Company expects that our currently available liquid assets and our ability to borrow from both the Federal Home Loan Bank of Boston and the Federal Reserve Bank would be sufficient to satisfy our liquidity needs without any material adverse effect on our liquidity.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. Under the Agreement with the OCC, the Bank is restricted from declaring or paying any dividends or other capital distributions to the Company without prior written approval from the OCC. This provision relates to up streaming intercompany dividends or other capital distributions from the Bank to the Company. On a stand-alone basis, the Company had liquid assets of $12.6 million at March 31, 2013.

As of March 31, 2013, the Bank was classified as a “well capitalized” institution under the criteria established by the Federal Deposit Insurance Act. Although the Company is not currently subject to separate minimum regulatory capital requirements, the Federal Reserve is responsible for recommending capital requirements for savings and loan holding companies under the Dodd-Frank Act. At March 31, 2013, the Bank exceeded all of its regulatory capital requirements.

The following table is a summary of the Company’s consolidated and the Bank’s actual capital amounts and ratios at March 31, 2013 as computed under the regulatory guidelines.

	Well Capitalized Requirements		Actual
(Dollars in thousands)	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	$66,929	12.71%

Tier 1 Risk-Based Capital (2)	N/A	N/A	66,929	18.97%

Total Risk-Based Capital (2)	N/A	N/A	71,473	20.26%

The Bank
Tier 1 Leverage Capital (1)	$26,411	5.00%	$52,048	9.85%

Tier 1 Risk-Based Capital (2)	21,088	6.00%	52,048	14.81%

Total Risk-Based Capital (2)	35,146	10.00%	56,565	16.09%

(1) Tier 1 or total capital to average assets.
(2) Tier 1 or total capital to risk-weighted assets.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risks. Such transactions are used primarily to manage customers’ requests for funding, and take the form of loan commitments, unused lines of credit, amounts due on construction loans, amounts due on commercial loans, commercial letters of credit and commitments to sell loans.

For the three months ended March 31, 2013, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material foreign currency exchange rate risk or commodity price risk.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures

Naugatuck Valley Financial Corporation’s Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this period as described below, management concluded that the Company’s disclosure and procedures were not effective as of March 31, 2013.

(b)	Changes in Internal Control Over Financial Reporting

In April and May 2013, additional senior management team members were retained to assist the new CEO (who was hired in September 2012) to address the provisions of the Agreement.

The Company has implemented certain changes in its internal controls as of the date of this report to address the material weaknesses. Specifically, management took the following steps to remediate the material weaknesses set forth above:

Allowances for Loan and Lease Losses:

☐	Engaged qualified outside consultants to review the compliance of the ALLL model for compliance with GAAP and regulatory requirements.
☐	The consultants also tested the ALLL model for integrity of input and accuracy of computations. Additionally, the consultants reviewed the factors used in the model for reasonableness and consistency.
☐	Improved the processes for identifying loans and the determination of the amount of impairment.
☐	Strengthened internal controls by requiring additional detailed review and testing of all components of the Allowance for Loan and Lease Loss computations;
☐	Requiring additional analytical review procedures of the Allowance computations, and requiring detailed review of the Allowance for Loan and Lease computations by senior management.

Financial & Accounting:

☐	During the second quarter of 2013, hired a qualified and highly-experienced Chief Financial Officer with significant knowledge of GAAP, regulatory accounting and the banking industry who has the skills to effectively implement that knowledge.
☐	Increased oversight of the financial reporting process through the Audit Committee.
☐	Instituting additional preparer / reviewer verification procedures documented by reviewer sign-off.
☐	Requiring additional management level reviews of financial work papers, documented by reviewer sign-off.

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.

On November 8, 2012, John Roman, a former director of Naugatuck Valley Financial and the former President and Chief Executive Officer of Naugatuck Valley Financial and former director of Naugatuck Valley Savings, filed a complaint and an application for an injunction in Connecticut state court. Mr. Roman named Naugatuck Valley Financial, Naugatuck Valley Savings, and all of the directors of each entity as defendants. The complaint requests that the court enter temporary and permanent injunctions to prevent his removal as a director of Naugatuck Valley Savings. The complaint alleges that cause does not exist to remove Mr. Roman as required under the Bylaws, and that the removal vote is in retribution for his threatened legal action against the Naugatuck Valley Savings based on his resignation. Subsequent to his removal as a director of Naugatuck Valley Savings on November 30, 2012, Mr. Roman modified his requested injunction, asking that the court reinstate him as a director of Naugatuck Valley Savings. A hearing on Mr. Roman’s request for a temporary injunction was held on February 26-27, 2013. By court order dated March 20, 2013, the court denied Mr. Roman’s request for a temporary injunction finding that Mr. Roman was not “likely to prevail on the merits” and that there was not a “substantial probability” that any harm would result if his requested injunction was not granted. The suit for damages alleged in the complaint remains pending.

Effective May 16, 2013, Mr. Roman resigned as a director of Naugatuck Valley Financial. On May 28, 2013, the Board of Directors accepted Mr. Roman’s resignation and, in accordance with the Company’s Bylaws, voted to reduce the size of the Board of Directors to eliminate the vacancy created by Mr. Roman’s resignation

Naugatuck Valley Financial and Naugatuck Valley Savings are also subject to claims and litigation that arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing Naugatuck Valley Financial and Naugatuck Valley Savings in connection with such claims and litigation, it is the opinion of management that the disposition or ultimate determination of such claims and litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Naugatuck Valley Financial.

Item 1A. – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2013.

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

Naugatuck Valley Financial Corporation

Date:	May 30, 2013	by:	/s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer
(principal executive officer)

Date:	May 30, 2013	by:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

