Form 10-Q
period 2013-06-30
Naugatuck Valley Financial Corp
filed 2013-08-19
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

As of August 12, 2013, there were 7,002,128 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition (unaudited)

	June 30,	December 31,
(In thousands, except share data)	2013	2012

ASSETS
Cash and due from depository institutions	$31,835	$23,123
Federal funds sold	1,944	106
Cash and cash equivalents	33,779	23,229
Investment securities available-for-sale, at fair value	20,170	23,484
Investment securities held-to-maturity, at amortized cost	21,499	25,519
Loans held for sale	331	2,761
Loans receivable, net	389,248	417,613
Accrued income receivable	1,574	1,761
Foreclosed real estate	234	735
Premises and equipment, net	9,240	9,491
Bank owned life insurance	9,995	9,854
Federal Home Loan Bank stock, at cost	5,444	5,917
Loan sales proceeds held in escrow	11,753	-
Other assets	7,550	6,033
Total assets	$510,817	$526,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$399,409	$402,902
Federal Home Loan Bank ("FHLB") advances	32,510	41,476
Other borrowed funds	5,450	6,394
Mortgagors' escrow accounts	4,688	4,628
Other liabilities	7,736	4,089
Total liabilities	449,793	459,489

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at June 30, 2013 and December 31, 2012.	70	70
Paid-in capital	58,842	58,842
Retained earnings	5,774	11,164
Unearned employee stock ownership plan ("ESOP") shares (395,115 shares at June 30, 2013 and December 31, 2012)	(3,143)	(3,143)
Unearned stock awards (200 shares at June 30, 2013 and December 31, 2012)	(3)	(3)
Treasury stock, at cost (158 shares at June 30, 2013 and December 31, 2012)	(1)	(1)
Accumulated other comprehensive loss	(515)	(21)
Total stockholders' equity	61,024	66,908
Total liabilities and stockholders' equity	$510,817	$526,397

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2013	2012	2013	2012

Interest income
Interest on loans	$5,021	$5,652	$10,072	$11,699
Interest and dividends on investments and deposits	292	398	612	817
Total interest income	5,313	6,050	10,684	12,516

Interest expense
Interest on deposits	752	975	1,538	2,069
Interest on borrowed funds	249	432	543	890
Total interest expense	1,001	1,407	2,081	2,959

Net interest income	4,312	4,643	8,603	9,557

Provision for loan losses	3,550	2,147	3,850	6,692

Net interest income after provision for loan losses	762	2,496	4,753	2,865

Noninterest income
Deposit fees/service charges	182	204	360	406
Gain on sales of loans	308	562	728	896
Fees for other services	180	188	290	387
Mortgage servicing income	85	63	167	119
Income from bank owned life insurance	70	76	140	151
Income from investment advisory services, net	87	51	139	107
Other income	28	30	53	55
Total noninterest income	940	1,174	1,877	2,121

Noninterest expense
Compensation, taxes and benefits	2,896	2,705	5,573	5,314
Professional fees	637	244	1,296	537
Property taxes on loan sales	765	-	765	-
Office occupancy	587	575	1,198	1,150
Expenses on foreclosed properties, net	202	141	559	266
Writedowns on foreclosed properties	49	63	60	75
FDIC insurance premiums	249	187	454	321
Insurance	124	35	282	73
Computer processing	183	194	380	368
Directors compensation	77	130	211	335
Advertising	108	160	195	286
Office supplies	48	53	109	107
Deposit related charge	-	(88)	-	712
Other expenses	576	396	938	659
Total noninterest expense	6,501	4,795	12,020	10,203

Loss before provision (benefit) for income taxes	(4,799)	(1,125)	(5,390)	(5,217)

Provision (benefit) for income taxes	-	(410)	-	(1,826)

Net loss	$(4,799)	$(715)	$(5,390)	$(3,391)
Loss per common share - basic and diluted	$(0.72)	$(0.11)	$(0.81)	$(0.51)

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

Net loss	$(4,799)	$(715)	$(5,390)	$(3,391)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale investment securities	(684)	(68)	(735)	427
Income tax effect	241	-	241	-
Other comprehensive (loss) income	(443)	(68)	(494)	427
Total comprehensive loss	$(5,242)	$(783)	$(5,884)	$(2,964)

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2013 and 2012 (Unaudited)

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance At December 31, 2012	$70	$58,842	$11,164	$(3,143)	$(3)	$(1)	$(21)	$66,908
Net loss	-	-	(5,390)	-	-	-		(5,390)
Other comprehensive income (loss)	-	-	-	-	-	-	(494)	(494)

Balance at June 30, 2013	$70	$58,842	$5,774	$(3,143)	$(3)	$(1)	$(515)	$61,024

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2011	$70	$58,908	$27,014	$(3,442)	$(14)	$(1)	$(221)	$82,314
Dividends declared ($0.06 per common share)	-	-	(397)	-	-	-	-	(397)
Stock based compensation (199 shares vested and 199 shares forfeited)	-	-	(2)	-	5	-	-	3
Stock based compensation	-	1	-	-	-	-	-	1
Other comprehensive income (loss)	-	-	(3,391)	-	-	-	427	(2,964)

Balance at June 30, 2012	$70	$58,909	$23,224	$(3,442)	$(9)	$(1)	$206	$78,957

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2013	2012
Cash flows from operating activities
Net loss	$(5,390)	$(3,391)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Provision for loan losses	3,850	6,692
Depreciation and amortization expense	354	351
Net loss on sales of foreclosed assets	65	173
Writedowns on foreclosed real estate	60	-
Gain on sale of loans	(728)	(898)
Loans originated for sale	(17,575)	(35,179)
Proceeds from sale of loans held for sale	18,189	37,711
Net amortization from investments	212	177
Amortization of intangible assets	-	17
Provision for deferred taxes	-	(973)
Stock-based compensation	-	123
Net change in:
Accrued income receivable	187	159
Deferred loan fees	(49)	(54)
Cash surrender value of life insurance	(141)	(151)
Loan sales proceeds held in escrow	(11,753)	-
Other assets	(1,276)	648
Other liabilities	3,647	(577)
Net cash (used in) provided by operating activities	(10,348)	4,828
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	2,487	2,786
Proceeds from sale of available-for-sale securities	762	300
Proceeds from maturities of held-to-maturity securities	3,910	3,178
Redemption of Federal Home Loan Bank stock	473	335
Purchase of available-for-sale securities	(772)	(4,216)
Purchase of held-to-maturity securities	-	(7,386)
Loan originations net of principal payments	26,857	18,217
Purchase of premises and equipment	(103)	(248)
Proceeds from the sale of foreclosed assets	627	556
Net cash provided by investing activities	34,241	13,522
Cash flows from financing activities
Net change in time deposits	(12,881)	(13,790)
Net change in other deposit accounts	9,388	14,248
Repayment of FHLB advances	(8,966)	(11,387)
Net change in mortgagors' escrow accounts	60	(134)
Change in other borrowings	(944)	(2,178)
Forfeited restricted shares	-	(2)
Common stock repurchased	-	(1)
Cash dividends to common stockholders	-	(397)
Net cash used in financing activities	(13,343)	(13,641)
Net change in cash and cash equivalents	10,550	4,709
Cash and cash equivalents at beginning of period	23,229	18,069
Cash and cash equivalents at end of period	$33,779	$22,778
Supplementary Disclosures of Cash Flow Information:
Non-cash investing activities:
Transfer of loans to foreclosed assets	$251	$258
Cash paid during the period for:
Interest	$2,112	$2,989
Income taxes	-	151
Unrealized (losses) gains on available for sale securities arising during the period	$(735)	$427

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a)	Description of Business

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

Naugatuck Valley Savings has two wholly owned subsidiaries, Naugatuck Valley Mortgage Servicing Corporation and Church Street OREO One, LLC. Naugatuck Valley Mortgage Servicing Corporation qualifies and operates as a passive investment company pursuant to Connecticut regulation. Church Street OREO One, LLC was established in February 2013 to hold properties acquired through foreclosure as well as from nonjudicial proceedings.

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

The Company’s only business segment is Community Banking. This segment represented all the revenues, income and assets of the consolidated Company and therefore, is the only reported segment as defined by FASB ASC 820, Segment Reporting.

Management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements. No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Certain reclassifications have been made to the June 30, 2012 amounts to conform with the June 30, 2013 consolidated financial statement presentation. These reclassifications only changed the reporting categories and did not affect the Company’s results of operations or financial position.

(c)	Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2012 Annual Report on Form 10-K. There have not been any material changes in our significant accounting policies compared with those contained in our Form 10-K disclosure for the year ended December 31, 2012, except for the addition of the policy concerning transfers of financial assets shown below.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company –put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity of (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

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

The OCC regulations require savings institutions to maintain minimum levels of regulatory capital. Effective June 4, 2013, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-rated assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the previously disclosed January 2012 Formal Agreement between the Bank and the OCC. The Bank exceeded the IMCRs at June 30, 2013, with a Tier 1 leverage ratio of 10.06% and a total risk-based capital ratio of 15.54%.

As a source of strength to its subsidiary bank, the Company had liquid assets of approximately $7.5 million at June 30, 2013, which the Company could contribute to the Bank if needed, to enhance the Bank’s capital levels. If the Company had contributed those assets to the Bank as of June 30, 2013, the Bank would have had a Tier 1 leverage ratio of approximately 11.34%.

As a savings and loan holding company regulated by the Federal Reserve Board, the Company is not currently subject to specific regulatory capital requirements. The Dodd- Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five- year transition period (from the July 21, 2010 effective date of the Dodd- Frank Act) before the capital requirements will apply to savings and loan holding companies.

The following table is a summary of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at June 30, 2013.

At June 30, 2013	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$61,539	12.04%

Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	61,539	17.76%

Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	65,450	19.03%

The Bank
Tier 1 Leverage Capital (1)	$20,813	4.00%	$46,829	9.00%	$52,359	10.06%

Tier 1 Risk-Based Capital (2)	14,678	4.00%	N/A	N/A	52,359	14.27%

Total Risk-Based Capital (2)	29,357	8.00%	47,704	13.00%	57,030	15.54%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

At December 31 2012	Adequately Capitalized Requirements		Actual
(Dollars in thousands)	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	$66,929	12.71%

Tier 1 Risk-Based Capital (2)	N/A	N/A	66,929	19.35%

Total Risk-Based Capital (2)	N/A	N/A	71,378	20.64%

The Bank
Tier 1 Leverage Capital (1)	$21,087	4.00%	$52,618	9.98%

Tier 1 Risk-Based Capital (2)	14,105	4.00%	52,618	14.92%

Total Risk-Based Capital (2)	28,210	8.00%	57,162	16.21%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

As of June 30, 2013, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

NOTE 3 – INVESTMENT SECURITIES

At June 30, 2013, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,002	$8	$-	$1,010
U.S. Government agency mortgage-backed securities	11,021	456	-	11,477
U.S. Government agency collateralized mortgage obligations	677	12	-	689
Private label collateralized mortgage obligations	285	-	(9)	276
Total debt securities	12,985	476	(9)	13,452
Auction-rate trust preferred securities	7,700	-	(982)	6,718

Total available-for-sale securities	$20,685	$476	$(991)	$20,170

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$21,499	$343	$-	$21,842

Total held-to-maturity securities	$21,499	$343	$-	$21,842

At December 31, 2012, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,006	$23	$-	$1,029
U.S. Government agency mortgage-backed securities	13,270	690	-	13,960
U.S. Government agency collateralized mortgage obligations	974	11	-	985
Private label collateralized mortgage obligations	314	-	(20)	294
Total debt securities	15,564	724	(20)	16,268
Auction-rate trust preferred securities	7,700	-	(484)	7,216

Total available-for-sale securities	$23,264	$724	$(504)	$23,484

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$25,519	$588	$-	$26,107

Total held-to-maturity securities	$25,519	$588	$-	$26,107

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013, and December 31, 2012:

	At June 30, 2013
	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Fair Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$276	$(9)
Auction-rate trust preferred securities	5	6,718	(982)
			.
Total securities in unrealized loss position	6	$6,994	$(991)

	At December 31, 2012
	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Fair Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$294	$(20)
Auction-rate trust preferred securities	5	7,216	(484)

Total securities in unrealized loss position	6	$7,510	$(504)

There were no securities in a continuous unrealized loss position for less than 12 months at June 30, 2013 or December 31, 2012.

The amortized cost and fair value of securities at June 30, 2013, by expected maturity, are set forth below. Actual maturities of mortgage-backed securities and collateralized mortgage obligations may differ from contractual maturities because the mortgages underlying the securities may be prepaid or called with or without call or prepayment penalties. Because these securities are not due at a single maturity date, the maturity information is not presented.

	Available-for-Sale		Held-to-Maturity
At June 30, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$11,021	$11,477	$21,499	$21,842
U.S. Government agency collateralized mortgage obligations	677	689	-	-
Private label collateralized mortgage obligations	285	276	-	-
	11,983	12,442	21,499	21,842
Securities with Fixed Maturities:
Due in one year or less	1,002	1,010	-	-
Due after five years through ten years	7,700	6,718	-	-
	8,702	7,728	-	-
Total	$20,685	$20,170	$21,499	$21,842

	Available-for-Sale		Held-to-Maturity
At December 31, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$13,270	$13,960	$25,519	$26,107
U.S. Government agency collateralized mortgage obligations	974	985	-	-
Private label collateralized mortgage obligations	314	294	-	-
	14,558	15,239	25,519	26,107
Securities with Fixed Maturities:
Due in one year or less	1,006	1,029	-	-
Due after five years through ten years	7,700	7,216	-	-
	8,706	8,245	-	-
Total	23,264	23,484	25,519	26,107
	$23,264	$23,484	$25,519	$26,107

NOTE 4 – LOANS RECEIVABLE

A summary of loans receivable at June 30, 2013 and December 31, 2012 is as follows:

	June 30,	December 31,
(Dollars in thousands)	2013	2012

Real estate loans:
One-to-four family	$205,685	$209,004
Multi-family and commercial real estate	129,789	133,549
Construction and land development	11,300	28,357
Total real estate loans	346,774	370,910

Commercial business loans	28,007	32,970
Consumer loans:
Home equity	26,420	28,829
Other consumer	925	1,297
Total consumer loans	27,345	30,126
Total loans	402,126	434,006

Less:
Allowance for loan losses	10,746	14,500
Undisbursed construction loans	2,012	1,724
Deferred loan origination fees, Net	120	169
Loans receivable, net	$389,248	$417,613

In June 2013, in connection with the Company’s plan to reduce the Level of impaired Loans, the Company sold $20.8 million in credit impaired loans in three separate transactions of a similar nature in which the financial assets transferred satisfy all of the criteria to be accounted for as sales of financial assets. In these transactions, the Company sold approximately $14.1 million in loans secured by commercial real estate properties, $6.0 in construction and land development loans and $0.7 million in loans secured by owner occupied one-to-four family properties. Because of the credit impaired quality of these assets transferred, the impact of these sales resulted in $5.1 million in net charge-offs against the Company’s allowance for loan losses.

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

During the second quarter of 2013, management analyzed the risk concentration within the loan portfolio. As a result of this analysis, the loan portfolio was further disaggregated by expanding the number of loan segments from six segments to ten segments as of June 30, 2013. The commercial real estate loan segment, the second largest grouping of loans after one-to-four family owner occupied loans, was expanded into five segments to increase the granularity of analysis of the risks inherent in the loans in these segments. The expanded commercial loan segments are: investor owned one-to-four family and multi-family properties, industrial and warehouse properties, office buildings, retail properties and special use properties.

The Company’s loan portfolio is segregated as follows:

One-to-four Family Owner Occupied Loans. This portfolio segment consists of the origination of first mortgage loans secured by one-to-four family owner occupied residential properties and residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area. Although the Company has experienced an increase in foreclosures on its owner occupied loan portfolio over the past year, foreclosures are still at relatively low levels. Management believes this is due mainly to its conservative underwriting and lending strategies which do not allow for high risk loans such as “Option ARM,” “sub-prime” or “Alt-A” loans.

Multi-family and Commercial Real Estate Loans. As described above, this portfolio grouping has been further disaggregated into loans secured by:

•	Investor owned one-to-four family and multi-family properties;

•	Industrial and warehouse properties;

•	Office buildings;

•	Retail properties; and

•	Special use properties.

Loans secured by these types of commercial real estate collateral generally have larger loan balances and more credit risk than owner occupied one-to-four family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

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

Credit Quality Indicators

The Company’s policies provide for the classification of loans into the following categories: pass (1 - 5), special mention (6), substandard-accruing (7), substandard-nonaccruing (8), doubtful (9), and loss (10). In June 2013, the Company added substandard-accruing as an additional risk grade to further delineate the Bank risk profile in the previous substandard category. Consistent with regulatory guidelines, loans that are considered to be of lesser quality are considered adversely classified as substandard, doubtful or loss. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those loans characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans (or portions of loans) classified as loss are those considered uncollectible. The Company generally charges off loans or portions of loans as soon as they are considered to be uncollectible and of little value. Loans that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention. When loans are classified as special mention, substandard or doubtful, management focuses increased monitoring and attention on these loans in assessing the credit risk and specific allowance requirements for these loans.

The following tables are a summary of the loan portfolio credit quality indicators, by loan class, as of June 30, 2013 and December 31, 2012:

	Credit Risk Profile by Internally Assigned Grade:
June 30, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Risk Rating:
Pass	$194,276	$98,012	$1,332	$19,878	$26,457	$339,955
Special Mention	4,643	25,122	1,348	4,162	249	35,524
Substandard:
- Accruing	674	3,771	2,998	1,164	89	8,696
- Nonaccruing (1)	6,092	2,884	5,622	2,803	550	17,951
Subtotal - substandard	6,766	6,655	8,620	3,967	639	26,647
Doubtful	-	-	-	-	-	-
Total	$205,685	$129,789	$11,300	$28,007	$27,345	$402,126

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
June 30, 2013	Investor Owned One-to-Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Risk Rating:
Pass	$12,436	$23,936	$19,828	$15,589	$26,223	$98,012
Special Mention	3,557	7,678	2,831	5,263	5,793	25,122
Substandard:
- Accruing	116	1,835	380	940	500	3,771
- Nonaccruing (1)	1,198	156	356	-	1,174	2,884
Subtotal - substandard	1,314	1,991	736	940	1,674	6,655
Doubtful	-	-	-		-	-
Total	$17,307	$33,605	$23,395	$21,792	$33,690	$129,789

	Credit Risk Profile by Internally Assigned Grade:
	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Total
December 31, 2012
Risk Rating:
Pass	$198,800	$90,544	$14,541	$24,271	$328,156
Special Mention	4,807	26,198	2,159	3,255	36,419
Substandard:
- Accruing	1,709	7,776	2,402	2,043	13,930
- Nonaccruing (1)	3,688	9,031	9,255	3,401	25,375
Subtotal - substandard	5,397	16,807	11,657	5,444	39,305
Doubtful	-	-	-	-	-
Total	$209,004	$133,549	$28,357	$32,970	$403,880

Consumer loans were not risk rated at December 31, 2012 and the credit risk profile was based on payment activity. The following table represents the credit risk profile on consumer loans as of December 31, 2012.

(In thousands)	At December 31, 2012
Grade:
Performing	$29,853
Nonperforming (1)	273
Total	$30,126

(1)	Non-accrual loans included substandard nonaccruing loans and non-performing consumer loans.

(a)	Delinquencies

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

The following tables set forth certain information with respect to our loan portfolio delinquencies, by loan class, as of June 30, 2013 and December 31, 2012:

	Delinquencies
							Carrying
			Greater				Amount > 90
	31-60 Days Past	61-90 Days	Than	Total Past			Days and
	Due	Past Due	90 Days	Due	Current	Total Loans	Accruing
As of June 30, 2013
(In thousands)
Real estate loans
One-to-four family	$4,410	$1,564	$2,143	$8,117	$197,568	$205,685	$-
Construction and land development	915	-	5,012	5,927	5,373	11,300	-
Multi-family and commercial real estate:							-
Investor owned one-to-four family and multi-family	533	-	627	1,160	16,147	17,307
Industrial and Warehouse	35	661	120	816	32,789	33,605	-
Office buildings	-	-	357	357	23,038	23,395
Retail properties	162	-	-	162	21,630	21,792	$-
Special use properties	247	-	331	578	33,112	33,690	-
Subtotal Multi-family and commercial real estate	977	661	1,435	3,073	126,716	129,789
Commercial business loans	371	115	1,747	2,233	25,774	28,007
Consumer loans:
Home equity loans	75	-	126	201	26,219	26,420	-
Other consumer loans	1	-	-	1	924	925
Subtotal Consumer	76	-	126	202	27,143	27,345	-
Total	$6,749	$2,340	$10,463	$19,552	$382,574	$402,126	$-

(b)	Impaired loans and nonperforming assets

The following tables set forth certain information with respect to our nonperforming assets as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans	$10,624	$22,306
TDRs nonaccruing	6,619	8,277
Subtotal nonperforming loans	17,243	30,583
Foreclosed real estate	234	735
Total nonperforming assets	$17,477	$31,318

Total nonperforming loans to total loans	4.29%	7.57%

Total nonperforming assets to total assets	3.42%	5.95%

Nonperforming loans (defined as nonaccrual loans and nonperforming troubled debt restructured loans (“TDRs”)) totaled $17.2 million at June 30, 2013 compared to $30.6 million at December 31, 2012. The amount of income that was contractually due but not recognized on nonperforming loans totaled $149,000 and $321,000 for the quarters ended June 30, 2013 and June 30, 2012, respectively.

At June 30, 2013, the Company had 99 loans on nonaccrual status of which 51 loans were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectibility.

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

The following tables summarize impaired loans by portfolio segment as of June 30, 2013 and December 31, 2012:

	Recorded Investment with	Recorded Investment with
As of June 30, 2013	No Specific Valuation Allowance	Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to four-family	$4,613	$1,479	$6,092	$6,709	$75
Construction and land development	4,151	1,471	5,622	10,640	629
Multi-family and commercial real estate
Investor owned one-to-four family and multi-family properties	968	230	1,198	1,282	18
Industrial and warehouse properties	156	-	156	293	-
Office buildings	-	356	356	407	82
Retail properties	-	-	-	-	-
Special use properties	524	650	1,174	1,614	38
Subtotal	1,648	1,236	2,884	3,596	138
Commercial business loans	1,448	1,355	2,803	3,265	681
Consumer loans	479	71	550	643	32
Total impaired loans	$12,339	$5,612	$17,951	$24,853	$1,555

	Recorded Investment with	Recorded Investment with
As of December 31, 2012	No Specific Valuation Allowance	Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to four-family	$4,422	$119	$4,541	$4,944	$5
Construction and land development	5,884	2,402	8,286	15,298	119
Multi-family and commercial real estate	12,177	2,196	14,373	16,832	271
Commercial business loans	2,731	1,214	3,945	4,419	340
Consumer loans	255	45	300	385	1
Total impaired loans	$25,469	$5,976	$31,445	$41,878	$736

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

The following table relates to interest income recognized by segment of impaired loans for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized
	(In thousands)
Real estate loans
One-to four-family	$6,143	$63	$4,784	$84
Construction	6,124	20	13,443	139
Multi-family and commercial real estate	2,913	15	9,195	85
Commercial business loans	2,826	42	937	7
Consumer loans	555	9	259	6
Total	$18,561	$149	$28,618	$321

(c)	Troubled Debt Restructured Loans

A TDR is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment, whether on accrual or nonaccrual status.

Loan modifications are generally granted at the request of the individual borrower and may include concessions such as reduction in interest rates, changes in payments, maturity date extensions, or debt forgiveness/forbearance. TDRs are loans for which the original contractual terms of the loans have been modified and both of the following conditions exist: (i) the restructuring constitutes a concession (including reduction of interest rates or extension of maturity dates) and (ii) the borrower is either experiencing financial difficulties or absent such concessions, it is probable the borrower would experience financial difficulty complying with the original terms of the loan. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company’s loan modifications are determined on a case-by-case basis in connection with ongoing loan collection processes.

The recorded investment balance of performing and nonperforming TDRs as of June 30, 2013 and December 31, 2012 are as follows:

(In thousands)	As of June 30, 2013	As of December 31, 2012

Aggregate recorded investment of impaired loans performing under terms modified through a troubled debt restructuring:
Performing	$4,438	$3,573
Nonperforming	3,514	5,566
Total	$7,952	$9,139

The following table presents a summary of loans that were restructured during the six months ended June 30, 2013 and June 30, 2012:

	For the Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post- Modification Recorded Investment

Real estate loans:
One-to-four family	3	$132	$6	$-	$138
Multi-family and commercial real estate	4	716	47	1	764
Commercial business loans	5	394	10	2	406
Consumer loans	-	-	-	-	-
Total TDRs restructured during the period	12	$1,242	$63	$3	$1,308
TDRs, still accruing interest	3	$205	$6	$-	$211
TDRs, included in nonaccrual	8	867	57	3	927
Sold	1	170	-	-	170
Total	12	$1,242	$63	$3	$1,308

	For the Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post- Modification Recorded Investment

Real estate loans:
One-to four-family	4	$989	$-	$3	$992
Construction	-	-	-	-	-
Multi-family and commercial real estate	1	426	-	-	426
Commercial business loans	-	-	-	-	-
Consumer loans:
Home equity	3	123	-	-	123
Total TDRs restructured during the period	8	$1,538	$-	$3	$1,541
TDRs, still accruing interest	3	$567	$-	$-	$567
TDRs, included in nonaccrual	5	971	-	3	974
Total	8	$1,538	$-	$3	$1,541

The majority of the Bank’s TDRs are a result of granting extensions to troubled credits which have already been adversely classified. The Bank grants such an extension to reassess the borrower’s financial status and to develop a plan for repayment. Certain modifications with extension may also include interest rate reductions. These modifications did not have a material effect on the Company.

Of the twelve loans modified during the six months ended June 30, 2013, nine loans with a total outstanding principal balance of $959,000 were granted term extensions as a concession. Two TDRs with an outstanding principal balance of $232,000 were granted forebearance of interest only payments over their remaining term to maturity. The remaining TDR with an outstanding balance of $51,000 was granted a rate reduction. For the nine TDRs granted term extentions, new funds in the amount of $63,000 were advanced to cover past due property taxes and other expenses based upon cross-collateralization with related loans to better improve the Bank’s collateral position. One of the two TDRs granted forebearance was part of the second quarter loan sale.

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

There were no TDRs that had been modified during the previous twelve months ended June 30, 2013 that subsequently defaulted or were charged off during the six months ended June 30, 2013.

(d)      Allowance for Loan Losses

The allowance for loan losses (“ALLL”) is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio.

The allowance for loan losses is established through a provision for loan losses charged to operations. Management periodically reviews the allowance for loan losses in order to identify those known and inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process begins with an individual evaluation of loans that are considered impaired. For these loans, an allowance is established based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependent, the fair value of the collateral.

All other loans, are segregated into segments based on similar risk factors. Each of these groups is then evaluated based on several factors to estimate credit losses. Management will determine for each category of loans with similar risk characteristics the historical loss rate. Historical loss rates provide a reasonable starting point for the Bank’s analysis; however, this analysis and loss trends do not form a sufficient basis, by themselves, to determine the appropriate level of the loan loss allowance. Management also considers qualitative and environmental factors for each loan segment that are likely to impact, directly or indirectly, the inherent loss exposure of the loan portfolio. These factors include but are not limited to: changes in the amount and severity of delinquencies, non-accrual and adversely classified loans, changes in local, regional, and national economic conditions that will affect the collectability of the portfolio, changes in the nature and volume of loans in the portfolio, changes in concentrations of credit, lending area, industry concentrations, or types of borrowers, changes in lending policies, procedures, competition, management, portfolio mix, competition, pricing, loan to value trends, extension and modification requests, and loan quality trends. As of June 30, 2013, management added factors to more granularly assess loan quality trends, specifically, the changes and the trend in charge-offs and recoveries, changes in volume of Watch and Special Mention loans and the changes in the quality of the Bank’s loan review system. This analysis establishes factors that are applied to each of the segregated groups of loans to determine an appropriate level of loan loss allowance.

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

The ALLL balance decreased from $14.5 million at December 31, 2012 to $10.7 million at June 30, 2013, a decrease of $3.8 million, or 25.9%. This decrease in the ALLL was directionally consistent with the improvement in the Bank’s asset quality trends during this six month period. During this period, the Bank’s nonperforming loans decreased $13.3 million, or 43.6%, and its adversely classified loans decreased by $12.7 million or 29.3%. Furthermore, the improvement in the risk profile of the loan portfolio can also be demonstrated by the significant reduction in construction and land development loans of $17.1 million, or 60.2%, and to a lesser extent, the reduction in commercial real estate loans of $3.8 million or 2.8%. These improvements in the Bank’s asset quality were attributable to the more aggressive workout efforts in the past six months, and the loan sale transactions consummated in June 2013.

As of June 30, 2013, the Company adopted significant changes to its ALLL methodology, which are summarized as follows:

•	Further disaggregated the commercial real estate loan segment to increase the granularity of the risks inherent in the loans in the expanded segments;

•	A different basis on which historical loss experience is calculated to determine inherent losses on the collectively evaluated portion of the loan portfolio; and

•	Changes in the utilization of qualitative risk adjustment factors (“Q Factors”) including an increased number of these Q Factors and a change in the calibration and application of the Q Factors.

Previously, the Company’s historical loss experience was derived from the net loan charge-offs incurred in the prior four quarters and apportioned against the related loan portfolio segment to determine an average loss history factor for each segment. For the June 30, 2013 calculation, the Company adopted a two year weighted average as the basis for the calculation of its historical loss experience in which the current year is weighted 56% versus 44% for the prior year experience. While the Company is mindful of its loss history, loss experience from the past four quarters may not accurately reflect losses embedded in the older vintages of loans originated in prior years. It is therefore considered by the Company to be more appropriate to look back at least two years in establishing loss history, albeit more heavily weighted to the current year. As discussed above, the Company believes it has significantly improved its risk grades through its increased workout efforts and as evidenced by the sale of $15.2 million in adversely classified loans in June 2013. The general loan loss component derived from the loss history utilizing a longer time period which contains more heightened, recent losses will be more consistent with, and reflective of, the inherent loss experience in the loan portfolio. The new methodology for the calculation of historical loss factors has generated higher levels of general loan loss allowance reserves, which is in line with the most recent experience, which is itself driven by the acceleration of charge-offs due to the June 2013 loan sale. This methodology change related to the historical loss experience resulted in a $2.0 million increase in the ALLL balance at June 30, 2013.

With respect to the Q Factors, the new methodology increased the number of Q factors, in particular, factors to measure the changes in the level and trends in net charge-offs. Despite the addition to the number of Q Factors, the overall impact of the Q Factors is greatly diminished due to the improvement in the Bank’s asset quality cited above. The related charge-offs and their impact on the recent and more heavily weighted loss experience, limits, to a large extent, the need for additions to reserves resulting from Q Factors, and increases the confidence level in historical loss experience as an indicator of losses inherent in the loan portfolio. The difference in the methodologies related to the Q Factors was a reduction of $5.8 million in ALLL balance. The combined impact of the ALLL methodology changes was a reduction in the ALLL Balance of $3.8 million as of June 30, 2013.

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

The following tables set forth the balance of and transactions in the allowance for loan losses at June 30, 2013, December 31, 2012 and June 30, 2012, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by loans evaluated for impairment individually and collectively:

As of and for the Six Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended June 30, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Provision for loan losses	(423)	3,689	(277)	883	(22)	3,850
Charge-offs	(496)	(4,351)	(1,984)	(1,796)	(44)	(8,671)
Recoveries	-	590	102	374	1	1,067
Ending balance	$1,069	$4,820	$2,309	$2,186	$362	$10,746
Allowance related to loans:
Individually evaluated for impairment	$75	$138	$629	$681	$32	$1,555
Collectively evaluated for impairment	$994	$4,682	$1,680	$1,505	$330	$9,191

Ending loan balance individually evaluated for impairment	$6,092	$2,884	$5,622	$2,803	$550	$17,951
Ending loan balance collectively evaluated for impairment	199,593	126,905	5,678	25,204	26,795	384,175
Total Loans	$205,685	$129,789	$11,300	$28,007	$27,345	$402,126

	Multi-Family and Commercial Real Estate
As of and for the Six Months	Investor one- to-four family and multi- family	Industrial and Warehouse Propertie	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
Ended June 30, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$4,892
Provision for loan losses	-	-	-	-	-	3,689
Charge-offs	-	-	-	-	-	(4,351)
Recoveries	-	-	-	-	-	590
Ending Balance						4,820
Redistributed through segment expansion	526	818	421	519	2,536	4,820
Segment Ending Balance	$526	$818	$421	$519	$2,536	$4,820
Allowance related to loans:
Individually evaluated for impairment	$18	$-	$82	$-	$38	$138
Collectively evaluated for impairment	$508	$818	$339	$519	$2,498	$4,682

Ending loan balance individually evaluated for impairment	$1,198	$156	$356	$-	$1,174	$2,884
Ending loan balance collectively evaluated for impairment	16,109	33,449	23,039	21,792	32,516	126,905
Total Loans	$17,307	$33,605	$23,395	$21,792	$33,690	$129,789

As of and for the Six Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended June 30, 2012
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,745	$3,745	$1,327	$754	$482	$8,053
Provision for loan losses	804	1,789	842	3,052	205	6,692
Charge-offs	(347)	(1,245)	(629)	(1,416)	(146)	(3,783)
Recoveries	4	-	-	5	1	10
Ending Balance	$2,206	$4,289	$1,540	$2,395	$542	$10,972
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$305	$-	$-	$305
Collectively evaluated for impairment	$2,206	$4,289	$1,235	$2,395	$542	$10,667

Ending loan balance individually evaluated for impairment	$4,636	$13,209	$8,892	$801	$175	$27,713
Ending loan balance collectively evaluated for impairment	204,017	20,190	141,191	32,068	30,500	427,966
Total Loans	$208,653	$33,399	$150,083	$32,869	$30,675	$455,679

At December 31, 2012
Ending balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Allowance related to loans:
Individually evaluated for impairment	$5	$271	$119	$340	$1	$736
Collectively evaluated for impairment	$1,983	$4,621	$4,349	$2,385	$426	$13,764

Ending loan balance individually evaluated for impairment	$4,541	$14,373	$8,286	$3,945	$300	$31,445
Ending loan balance collectively evaluated for impairment	204,463	119,176	20,071	29,025	29,826	402,561
Total Loans	$209,004	$133,549	$28,357	$32,970	$30,126	$434,006

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

NOTE 5 – FORECLOSED REAL ESTATE

Changes in foreclosed real estate during the three and six months ended June 30, 2013 and June 30, 2012 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Beginning Balance	$498	$947	$735	$873
Additions	251	-	251	258
Proceeds from dispositions	(441)	(402)	(627)	(556)
Loss on sales	(26)	(143)	(65)	(173)
Writedowns	(48)	-	(60)	-

Balance at end of period	$234	$402	$234	$402

The Company records the gain (loss) on sale of foreclosed real estate in the expenses on foreclosed properties, net category along with expenses for acquiring and maintaining foreclosed real estate properties.

NOTE 6 – DEPOSITS

A summary of deposits at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$75,394	18.9%	$70,300	17.4%
Interest bearing demand deposits
Now accounts and money market accounts	40,837	10.2%	38,965	9.7%
Savings accounts	119,681	30.0%	117,259	29.1%
Time certificates, less than $100,000	97,376	24.3%	105,893	26.3%
Time certificates, $100,000 or more	66,121	16.6%	70,485	17.5%
Total interest bearing	$324,015	81.1%	$332,602	82.6%
Total deposits	$399,409	100.0%	$402,902	100.0%

Scheduled maturities of certificates of deposit for future years are as follows:

	At June 30, 2013	At December 31, 2012
Three months or less	$38,647	$29,644
Over three months through twelve months	39,529	60,729
Over one year through three years	48,503	44,433
Over three years	36,818	41,572
	$163,497	$176,378

NOTE 7 – FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At June 30, 2013, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The following table presents certain information regarding our Federal Home Loan Bank advances during the periods or at the dates indicated.

	At June 30, 2013		At December 31, 2012
		Weighted		Weighted
	Amount	Average	Amount	Average
(Dollars in thousands)	Due	Cost	Due	Cost
Year of maturity:
2013	$9,868	2.26%	$24,088	2.65%
2014	13,700	2.86%	15,693	2.96%
2015	4,850	2.92%	624	3.34%
2016 - 2020	2,800	0.90%	443	0.19%
2021 - 2025	669	0.27%	318	0.18%
2026 - 2028	623	-	310	-

Total FHLB advances	$32,510	2.41%	$41,476	2.72%

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

NOTE 8 – OTHER BORROWED FUNDS

The Bank will occasionally borrow short-term from customers to cover temporary cash needs. We also use securities sold under agreements to repurchase as a source of borrowings.

The following table presents certain information regarding our repurchase agreements during the periods or at the dates indicated.

	At or for the period ended
(Dollars in thousands)	June 30, 2013	December 31, 2012

Maximum amount of advances outstanding during the period	$14,560	$19,283

Average advances outstanding during the period	$11,054	$11,608

Weighted average interest rate during the period	0.39%	0.47%

Balance outstanding at end of period	$5,450	$6,394

Weighted average interest rate at end of period	0.22%	0.45%

NOTE 9 – STOCKHOLDERS’ EQUITY

(a)	Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the six months ended June 30, 2013, anti-dilutive options excluded from the calculations totaled 229,723 options (with an exercise price of $11.12) and 4,290 options (with an exercise price of $12.51). For the six months ended June 30, 2012, anti-dilutive options excluded from the calculations totaled 278,813 options (with an exercise price of $11.12) and 5,886 options (with an exercise price of $12.51). Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(4,799,000)	$(715,000)	$(5,390,000)	$(3,391,000)

Weighted-average common shares outstanding:
Basic	6,643,093	6,610,729	6,643,093	6,610,766
Diluted	6,643,093	6,610,729	6,643,093	6,610,766

Loss per common share;
Basic	$(0.72)	$(0.11)	$(0.81)	$(0.51)
Diluted	$(0.72)	$(0.11)	$(0.81)	$(0.51)

Dividends

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. Due to current regulatory restrictions, the Company is not allowed to pay dividends to the Company’s shareholders and the Bank is not allowed to pay dividends to the Company.

NOTE 10 – STOCK BASED COMPENSATION

Stock options generally vest over six years and expire ten years after the date of the grant. The vesting schedule for stock options is 0% in year one and 20% annually for years two through six. Restricted stock vests ratably over five years. The Company has not granted any stock options nor, any restricted stock awards since July 26, 2008. During the six months ended June 30, 2013, there were no stock options exercised.

NOTE 11 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Financial instruments whose contract amounts represent credit risk at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
(In thousands)	2013	2012
Commitments to extend credit:
Commercial loan committments	$6,093	$4,327
Unused home equity lines of credit	19,266	21,434
Commercial and industrial loan commitments	15,893	13,134
Amounts due on commercial loans	15,044	20,790
Commercial letters of credit	3,096	3,964

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

NOTE 12 – FAIR VALUE

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

Available for sale and held to maturity securities—Where quoted prices are available in an active market, the securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and the securities are classified within Level 2 of the valuation hierarchy. Examples of such instruments include U.S. government agency bonds, U.S. government agency mortgage-backed securities and private label collateralized mortgage obligations. On the auction rate trust preferred securities, the Company determined the fair value of these investments based on the current market price of the underlying collateral preferred shares and therefore classified these investments as Level 2 in the fair value hierarchy. Securities classified within Level 3 of the valuation hierarchy are securities for which significant unobservable inputs are utilized. Available for sale securities are recorded at fair value on a recurring basis and held to maturity securities are only disclosed at fair value.

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

Foreclosed real estate— Foreclosed real estate represents real estate acquired through or in lieu of foreclosure and which are recorded at fair value on a nonrecurring basis. Fair value is based upon appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies the fair value measurement as Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the fair value measurement as Level 3. The Company classified these assets as Level 3 within the fair value hierarchy.

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

Borrowed funds—The fair value of FHLB advances and other borrowed funds (repurchase agreements) are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The Company does not record this liability at fair value on a recurring basis. FHLB advances and other borrowings are classified as Level 2 within the fair value hierarchy.

Accrued interest payable—The carrying amounts approximates fair value. The Company does not record the liability at fair value on a recurring basis. This liability is classified as Level 1 within the fair value hierarchy.

Mortgagors’ escrow accounts—The carrying amount approximates fair value. The Company does not record this liability at fair value on a recurring basis. This liability are classified as Level 2 within the fair value hierarchy.

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of June 30, 2013 and December 31, 2012:

		June 30, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy Level	Value	Value	Value	Value

Financial Assets
Cash and cash equivalents	Level 1	$33,779	$33,779	$23,229	$23,229
Investment securities, available-for-sale	Level 2	20,170	20,170	23,484	23,484
Investment securities, held-to-maturity	Level 2	21,499	21,842	25,519	26,107
Loans held for sale	Level 1	331	331	2,761	2,761
Loans receivable, net:
Performing	Level 2	371,297	379,922	386,168	405,977
Impaired	Level 3	17,951	16,408	31,445	30,709
Accrued interest receivable	Level 1	1,574	1,574	1,761	1,761
Mortgage servicing assets	Level 3	1,171	1,629	1,039	1,633
FHLB Stock	Level 3	5,444	5,444	5,917	5,917
Financial Liabilities
Demand deposits, savings, Now and money market deposits	Level 1	235,912	239,184	226,524	228,851
Time deposits	Level 2	163,497	165,838	176,378	179,125
FHLB advances	Level 2	32,510	33,075	41,476	42,453
Borrowed funds	Level 2	5,450	5,450	6,394	6,398
Mortgagors' escrow accounts	Level 2	4,688	4,688	4,628	4,628
Accrued interest payable	Level 1	70	70	99	99

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of June 30, 2013 and December 31, 2012 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such dates.

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

Unrecognized financial instruments—Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2013 and December 31, 2012.

The following table represents a further breakdown of investment securities and other financial instruments measured at fair value on a recurring basis.

	Fair Value At June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,010	$-	$1,010
U.S. Government agency mortgage-backed obligations	-	11,477	-	11,477
U.S. Government agency collateralized mortgage obligations	-	689	-	689
Private label collateralized mortgage obligations	-	276	-	276
Auction-rate trust preferred securities	-	6,718	-	6,718

	Fair Value At December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,029	$-	$1,029
U.S. Government agency mortgage-backed obligations	-	13,960	-	13,960
U.S. Government agency collateralized mortgage obligations	-	985	-	985
Private label collateralized mortgage obligations	-	294	-	294
Auction-rate trust preferred securities	-	7,216	-	7,216

The following table represents assets measured at fair value on a non-recurring basis.

	Fair Value At June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	16,408	$16,408
Foreclosed real estate	-	-	234	234
Mortgage servicing rights	-	-	1,629	1,629

	Fair Value At December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	30,709	$30,709
Foreclosed real estate	-	-	735	735
Mortgage servicing rights	-	-	1,633	1,633

During the six months ended June 30, 2013, the following fair values of those reflected in the above table were remeasured:

•	$ 8.7 million in collateral dependent impaired loans,

•	$153,000 in foreclosed real estate, and

•	$1.6 million in mortgage servicing rights.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2013 and 2012 together with the audited financial statements as of and for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.

(a)	Overview

As of June 30, 2013, the Company had $510.8 million of total assets, $402.1 million of gross loans receivable, and $399.4 million of total deposits. Total equity capital at June 30, 2013 was $61.0 million.

The Company had a net loss for the quarter ended June 30, 2013 of $4.8 million (or basic and diluted loss per share of $0.72) as compared to a net loss of $715,000 (or basic and diluted loss per share of $0.11) for the second quarter of 2012. The decline in the Company’s net income was largely attributable to an increase in the provision for loan losses to $3.6 million for the three months ended June 30, 2013 compared to the provision for loan losses of $2.1 million for the same period in 2012.

The Company’s operating results for the second quarter of 2013, when compared to the same period of 2012, were influenced by the following factors:

•	Net interest income decreased by $331,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets primarily attributable to a decline in yields in the loan portfolio, which were partially offset by decreases in liability volumes and lower rates paid on interest bearing liabilities;

•	Provision for loan losses increased by $1.4 million primarily due to an increase in charge-offs related to the sale of loans in the secondary market during the second quarter of 2013;

•	Noninterest income decreased by $234,000 because of a $254,000 decrease in gains on sales of mortgage loans during the three months ended June 30, 2013 compared to the same period of 2012;

•	Noninterest expenses increased by $1.7 million, or 35.6%, during the first quarter of 2013 compared to the same period of 2012 primarily due to $765,000 in loan sale expenses as well as increases in professional fees of $393,000, compensation of $191,000, expenses on foreclosed properties of $60,000, FDIC insurance premiums of $62,000, and other expenses of $356,000.

The Company had a net loss for the six months ended June 30, 2013 of $5.4 million (or basic and diluted loss per share of $0.81) as compared to a net loss of $3.4 million (or basic and diluted loss per share of $0.51) for the six months ended June 30, 2012. The increase in the Company’s net loss was largely attributable to decrease in the income tax benefit from $1.8 million to $0 for the six months ended June 30, 2013.

In concert with many of the factors cited above in the comparison of second quarter operating results, the six month year-over-year comparisons are similarly influenced, particularly in net interest income, noninterest income and non-interest expenses. In addition, the Company experienced the following:

•	A $2.8 million decrease in the provision for loan losses for the 2013 six month period as the Company’s asset quality has improved year-over-year and especially during the six months ended June 30, 2013 through management’s increased workout efforts and as evidenced by the sale of $15.2 million in adversely classified loans in June 2013; and
•	During the six months ended June 30, 2012, the Company recognized $1.8 million in income tax benefits. However, at December 31, 2012, the Company recorded a full valuation allowance to offset its deferred tax asset and continued to do so during 2013.

(b)	Critical Accounting Policies

We consider accounting policies involving significant judgment and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be critical accounting policies: allowance for loan losses, deferred income taxes and fair value of financial instruments.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. We engage an independent firm to review of our commercial loan portfolio at least quarterly and adjust our loan ratings based in part upon this review. In addition, our banking regulator, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets were $510.8 million as of June 30, 2013, a decline of $15.6 million or 3.0% from $526.4 million as of December 31, 2012. Loans receivable, gross decreased by $31.9 million or 7.3%, and investment securities decreased by $7.3 million or 15.0%, partially offset by an increase in cash and cash equivalents of $10.5 million or 45.4%. The loan portfolio decreased during the period by type as follows: real estate loans decreased by $24.1 million or 6.5%; commercial business loans decreased by $5.0 million, or 15.1%; and consumer loans (mostly home equity loans) decreased by $2.8 million, or 9.2%. The reduction in the loan portfolio was primarily due to the $20.8 million in loan sales in June 2013 as well as normal amortization, repayments, charge offs, and decreased loan demand.

Total liabilities were $449.8 million at June 30, 2013 compared to $459.5 million at December 31, 2012. Deposits decreased $3.5 million or 0.9% to $399.4 million at June 30, 2013 from $402.9 million at December 31, 2012. Between December 31, 2012 and June 30, 2013, core deposits (defined as all deposits other than certificates of deposit) increased $9.4 million while certificates of deposit decreased $12.9 million. Management attributes the increase in core deposits primarily to depositor preference to maintain funds in more liquid deposits given the unfavorable risk/return for maturity extension in certificates of deposit and the expectation for higher market interest rates in future periods. Advances from the Federal Home Loan Bank of Boston decreased by $9.0 million, from $41.5 million at December 31, 2012 to $32.5 million at June 30, 2013, as the Bank repaid most of the maturing advances. Other borrowed funds decreased $944,000, to $5.5 million from $6.4 million over the same period.

Total stockholders’ equity was $61.0 million at June 30, 2013 compared to $66.9 million at December 31, 2012. The decrease in stockholders’ equity was due to the net loss of $5.4 million for the six month period ended June 30, 2013 and an increase in accumulated other comprehensive loss of $494,000.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2013 and 2012

General. For the three months ended June 30, 2013, the Company incurred a net loss of $4.8 million compared to a net loss of $715,000 for the same period in 2012. In the second quarter of 2012, the Company incurred a pre-tax loss of $1.1 million before the tax benefit of $410,000. The year-over-year increase in net loss was the result of an increase in the provision for loan losses of $1.4 million, decreases in net interest income of $331,000 and in noninterest income of $234,000. For the six months ended June 30, 2013, the Company recorded a net loss of $5.4 million compared to net loss of $3.4 million for the six months ended June 30, 2012. For the six months ended June 30, 2012, the Company incurred a pre-tax loss of $5.2 million before the tax benefit of $1.8 million. The $173,000 year-over-year increase in pre-tax loss consisted of a decrease in net interest income of $954,000, a decrease of $2.8 million in provision for loan losses and a decrease of $244,000 in noninterest income as well as an increase of $1.8 million in noninterest expenses.

For the Three Months Ended June 30, 2013 and 2012

Net Interest Income. Net interest income for the quarter ended June 30, 2013 totaled $4.4 million compared to $4.6 million for the quarter ended June 30, 2012, a decrease of $331,000 or 7.1%. The $631,000 or 11.2% decrease in interest on loans is due to both volume and rate. For the quarter ended June 30, 2013, average interest earning assets decreased $33.1 million or 6.5%, to $477.7 million from $510.9 million for the quarter ended June 30, 2012. Of this $33.1 million decrease, $21.6 million was due to a decrease in the average balance of loans, which was driven primarily by reductions in average balances for commercial mortgages, construction loans, residential mortgages and home equity loans. These decreases in loans were primarily attributable to the loan sales in June 2013 as well as loan runoff and payoffs exceeding the slow loan demand year-over-year. The decrease in average investments was caused by a decrease in mortgage-backed securities, resulting from ongoing scheduled paydowns and prepayments on the underlying mortgage loans. The continuation of the change in asset mix from loans and investment securities to lower yielding cash equivalents caused the weighted average yield for interest earning assets to decrease by 29 basis points to 4.45% for the quarter ended June 30, 2013 as compared to 4.74% for the second quarter of 2012.

Interest expense for the quarter ended June 30, 2013 of $1.0 million was comprised of deposit interest expense and interest on borrowed funds of $752,000 and $249,000, respectively. These amounts are compared to $975,000 and $432,000, respectively, for the same period in 2012. During the quarter ended June 30, 2013, average interest bearing liabilities decreased $32.4 million, or 6.8%, to $446.3 million for the second quarter of 2013 from $478.7 million for the same period in 2012. This shift in average interest bearing liability balances reflects a reduction in average FHLB advances of $22.7 million and deposits of $13.2 million, respectively, partially offset by an increase in the average balance of other borrowed funds of $3.5 million. The decrease in average FHLB advances was caused by the payoff of FHLB advances at maturity due to their higher cost than other funding sources. The decrease in average deposits was caused by a greater movement out of time deposits offset by an increase into lower cost non-interest bearing transaction and savings accounts. This change caused the weighted cost of interest bearing liabilities to decrease by 28 basis points to 0.90% for the quarter ended June 30, 2013 as compared to 1.18% for the same period in 2012.

For the Six Months Ended June 30, 2013 and 2012

Net Interest Income. Net interest income for the six months ended June 30, 2013 totaled $8.6 million compared to $9.6 million for the six months ended June 30, 2012, a decrease of $954,000, or 10.0%. The $1.6 million or 13.9% decrease in interest on loans is due to both volume and rate.

During the six months ended June 30, 2013, total average interest-earning assets declined $35.1 million, or 6.8% to $482.1 million from $517.2 million for the period ended June 30, 2012 Of this $35.1 million decrease, the average balance of loans declined 26.5 million, or 5.8%, during the same period. The decrease in loans was attributable to the loan sales in June 2013 as well as loan runoff and payoffs exceeding the slow loan demand year-over-year. The decrease in average investments of $8.3 million, or 14.9%, was caused by a decrease in mortgage-backed securities, resulting from ongoing scheduled paydowns and prepayments on the underlying mortgage loans. The continuation of the change in asset mix from loans and investment securities to lower yielding cash equivalents caused the weighted average yield for interest earning assets to decrease by 41 basis points to 4.43% for the six months ended June 30, 2013 as compared to 4.84% for the same period in 2012.

Interest expense for the six months ended June 30, 2013 of $2.1 million was comprised of deposit interest expense and interest on borrowed funds of $1.5 million and $543,000, respectively. These amounts are compared to $2.1 million and $890,000, respectively, for the same period in 2012. During the six months ended June 30, 2013, total average interest bearing liabilities decreased $33.2 million, or 6.9%, to $449.8 million from $483.0 million for the six months ended June 30, 2012. This shift in average interest bearing liability balances reflects a reduction in average FHLB advances of $22.7 million and interest-bearing deposits of $12.7 million, respectively, partially offset by an increase in the average balance of other borrowed funds of $2.2 million. The decrease in average FHLB advances was caused by the payoff of FHLB advances at maturity due to their higher cost than other funding sources. The decrease in average interest-bearing deposits was caused by a greater movement out of time deposits offset by an increase into non-interest bearing checking accounts and low cost transaction and savings accounts. This change caused the weighted cost of interest bearing liabilities to decrease by 30 basis points to 0.93% for the six months ended June 30, 2013 as compared to 1.23% for the same period in 2012.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	2013			2012
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans	$426,760	$5,021	4.71%	$448,366	$5,652	5.04%
Investment securities and Fed Funds sold	45,538	286	2.51	56,594	390	2.91
Federal Home Loan Bank stock	5,444	6	0.44	5,917	8	0.54
Total interest-earning assets	477,742	5,313	4.45%	510,877	6,050	4.74%
Non interest-earning assets	42,937			51,163
Total Assets	$520,679			$562,040
Interest-bearing liabilities
Certificate accounts	$167,212	634	1.52%	$194,199	$854	1.76%
Regular savings accounts & escrow	117,894	72	0.24	116,007	88	0.30
Checking and NOW accounts	85,917	28	0.13	73,494	12	0.07
Money market savings accounts	27,135	18	0.27	27,628	21	0.30
Total interest-bearing deposits	398,158	752	0.76	411,328	975	0.95
FHLB advances	37,152	241	2.59	59,865	425	2.84
Other borrowings	11,020	8	0.29	7,510	7	0.37
Total interest-bearing liabilities	446,330	1,001	0.90%	478,703	1,407	1.18%
Non interest-bearing liabilities	7,899			2,859
Total Liabilities	454,229			481,562
Total Stockholders' Equity	66,450			80,478
Total Liabilities and Stockholders' Equity	$520,679			$562,040
Net interest income		$4,312			$4,643
Net interest spread			3.55%			3.56%
Net interest margin			3.62%			3.64%
Average interest earning assets to average interest bearing liabilities			107.04%			106.72%

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013			2012
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans	$429,166	$10,072	4.69%	$455,621	$11,699	5.14%
Investment securities and Fed Funds sold	47,285	601	2.54	55,546	801	2.88
Federal Home Loan Bank stock	5,671	11	0.39	6,062	16	0.53
Total interest-earning assets	482,122	10,684	4.43%	517,229	12,516	4.84%
Non interest-earning assets	42,041			50,321
Total Assets	$524,163			$567,550
Interest-bearing liabilities
Certificate accounts	$169,628	1,295	1.53%	$198,413	1,819	1.83%
Regular savings accounts & escrow	117,473	158	0.27	113,297	179	0.32
Checking and NOW accounts	83,927	50	0.12	70,805	24	0.07
Money market savings accounts	26,640	35	0.26	27,893	47	0.34
Total interest-bearing deposits	397,668	1,538	0.77	410,408	2,069	1.01
FHLB advances	39,091	518	2.66	61,756	870	2.82
Other borrowings	13,054	25	0.37	10,826	20	0.37
Total interest-bearing liabilities	449,813	2,081	0.91%	482,990	2,959	1.23%
Non interest-bearing liabilities	7,615			2,832
Total Liabilities	457,428			485,822
Total Stockholders' Equity	66,735			81,728
Total Liabilities and Stockholders' Equity	$524,163			$567,550
Net interest income		$8,603			$9,557
Net interest spread			3.52%			3.61%
Net interest margin			3.60%			3.70%
Average interest earning assets to average interest bearing liabilities			107.18%			107.09%

The following table summarizes the changes in the components of net interest income attributable to both rate and volume for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended,			Six Months Ended,
	June 30, 2013 compared			June 30, 2013 compared
	to June 30, 2012			to June 30, 2012
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$(265)	$(366)	$(631)	$(656)	$(971)	$(1,627)
Investment securities / Federal funds Sold	(72)	(32)	(104)	(111)	(89)	(200)
Federal Home Loan Bank stock	(1)	(1)	(2)	(1)	(4)	(5)
Total interest income	(338)	(399)	(737)	(768)	(1,064)	(1,832)
Interest expense:
Certificate accounts	(110)	(110)	(220)	(244)	(280)	(524)
Regular savings accounts	1	(17)	(16)	6	(27)	(21)
Checking and NOW accounts	2	14	16	5	21	26
Money market savings accounts	-	(3)	(3)	(2)	(10)	(12)
Total deposit expense	(107)	(116)	(223)	(235)	(296)	(531)
FHLBB advances	(151)	(33)	(184)	(303)	(49)	(352)
Other borrowings	3	(2)	1	4	1	5
Total interest expense	(255)	(151)	(406)	(534)	(344)	(878)
Increase (decrease) in net interest income	$(83)	$(248)	$(331)	$(234)	$(720)	$(954)

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

On a quarterly basis, or more often if warranted, management analyzes the loan portfolio. For individually evaluated loans that are considered impaired, an allowance is established as required, based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependent, the fair value of the collateral. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual term of the loan agreement.

All other loans, excluding loans that are individually evaluated, including those not considered impaired, are segregated into groups based on similar risk factors. Each of these groups is then evaluated based on several factors to estimate credit losses. Management will determine for each category of loans with similar risk characteristics the historical loss rate. Historical loss rates provide a reasonable starting point for the Bank’s analysis; however, this analysis and loss trends do not form a sufficient basis, by themselves, to determine the appropriate level of the loan loss allowance. Management also considers qualitative and environmental factors for each loan segment that are likely to impact, directly or indirectly, the inherent loss exposure of the loan portfolio. These factors include but are not limited to: changes in the amount and severity of delinquencies, non-accrual and adversely classified loans, changes in local, regional, and national economic conditions that will affect the collectability of the portfolio, changes in the nature and volume of loans in the portfolio, changes in concentrations of credit, lending area, industry concentrations, or types of borrowers, changes in lending policies, procedures, competition, management, portfolio mix, competition, pricing, loan to value trends, extension and modification requests, and loan quality trends. As of June 30, 2013, management added factors to assess with greater granularity loan quality trends, in particular, the changes and the trend in charge-offs and recoveries, change in volume of loans classified as Watch or Special Mention, and the changes in the quality of the Bank’s loan review system. This analysis establishes factors that are applied to each of the segregated groups of loans to determine an appropriate level of loan loss allowance.

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the six months ended June 30, 2013 and 2012:

As of and for the Six Months Ended June 30, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Provision for loan losses	(423)	3,689	(277)	883	(22)	3,850
Charge-offs	(496)	(4,351)	(1,984)	(1,796)	(44)	(8,671)
Recoveries	-	590	102	374	1	1,067
Ending balance	$1,069	$4,820	$2,309	$2,186	$362	$10,746
Allowance related to loans:
Individually evaluated for impairment	$75	$138	$629	$681	$32	$1,555
Collectively evaluated for impairment	$994	$4,682	$1,680	$1,505	$330	$9,191

Ending loan balance individually evaluated for impairment	$6,092	$2,884	$5,622	$2,803	$550	$17,951
Ending loan balance collectively evaluated for impairment	199,593	126,905	5,678	25,204	26,795	384,175
Total Loans	$205,685	$129,789	$11,300	$28,007	$27,345	$402,126

	Multi-Family and Commercial Real Estate
As of and for the Six Months Ended June 30, 2013	Investor one- to-four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$4,892
Provision for loan losses	-	-	-	-	-	3,689
Charge-offs	-	-	-	-	-	(4,351)
Recoveries	-	-	-	-	-	590
Ending Balance						4,820
Redistributed through segment expansion	526	818	421	519	2,536	4,820
Segment Ending Balance	$526	$818	$421	$519	$2,536	$4,820
Allowance related to loans:
Individually evaluated for impairment	$18	$-	$82	$-	$38	$138
Collectively evaluated for impairment	$508	$818	$339	$519	$2,498	$4,682

Ending loan balance individually evaluated for impairment	$1,198	$156	$356	$-	$1,174	$2,884
Ending loan balance collectively evaluated for impairment	16,109	33,449	23,039	21,792	32,516	126,905
Total Loans	$17,307	$33,605	$23,395	$21,792	$33,690	$129,789

As of and for the Six Months Ended June 30, 2012	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,745	$3,745	$1,327	$754	$482	$8,053
Provision for loan losses	804	1,789	842	3,052	205	6,692
Charge-offs	(347)	(1,245)	(629)	(1,416)	(146)	(3,783)
Recoveries	4	-	-	5	1	10
Ending Balance	$2,206	$4,289	$1,540	$2,395	$542	$10,972
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$305	$-	$-	$305
Collectively evaluated for impairment	$2,206	$4,289	$1,235	$2,395	$542	$10,667

Ending loan balance individually evaluated for impairment	$4,636	$13,209	$8,892	$801	$175	$27,713
Ending loan balance collectively evaluated for impairment	204,017	20,190	141,191	32,068	30,500	427,966
Total Loans	$208,653	$33,399	$150,083	$32,869	$30,675	$455,679

At December 31, 2012
Ending balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Allowance related to loans:
Individually evaluated for impairment	$5	$271	$119	$340	$1	$736
Collectively evaluated for impairment	$1,983	$4,621	$4,349	$2,385	$426	$13,764

Ending loan balance individually evaluated for impairment	$4,541	$14,373	$8,286	$3,945	$300	$31,445
Ending loan balance collectively evaluated for impairment	204,463	119,176	20,071	29,025	29,826	402,561
Total Loans	$209,004	$133,549	$28,357	$32,970	$30,126	$434,006

The provision for loan losses was $3.9 million for the six months ended June 30, 2013, compared to $6.7 million for the same period in 2012. The decreased provision for the 2013 period was attributable to management’s judgment that the inherent credit risk exposure in the loan portfolio has somewhat stabilized along with the sale of loans in the secondary market in the six month period ended June 30, 2013. In addition, residential mortgage, construction, multi-family, commercial residential, commercial business and consumer portfolios appear to have stabilized in many of our lending markets. The balances of nonperforming loans decreased $13.3 million between December 31, 2012 and June 30, 2013, primarily due to $15.2 million of adversely classified loans sold in June 2013. Adversely classified loans decreased $12.7 million compared to December 31, 2012. Adversely classified assets consisted primarily of loans rated substandard or doubtful in accordance with regulatory guidance. Net charge-offs were $7.6 million during the six months ended June 30, 2013, compared to $3.8 million during the six months ended June 30, 2012. Of the $7.6 million in net charge-offs, $5.1 million resulted from the June 2013 loan sales which consisted of primarily commercial real estate loans and construction and land development loans.

The following table provides information with respect to the Company’s nonperforming assets and impaired loans at the dates indicated.

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans	$10,624	$22,306
TDRs nonaccruing	6,619	8,277
Subtotal non performing loans	17,243	30,583
Foreclosed real estate	234	735
Total nonperforming assets	$17,477	$31,318

Total nonperforming loans to total loans	4.29%	7.57%
Total nonperforming assets to total assets	3.42%	5.95%

The following table shows the aggregate amounts of the Company’s adversely classified loans and criticized loans at the dates indicated:

	At June 30,	At December 31,
	2013	2012
	(In thousands)
Loans by risk grade:

Special mention	$35,524	$36,419

Substandard	26,647	39,305
Doubtful	-	-
Subtotal - Adversely classified loans	26,647	39,305
Total criticized loans	$62,171	$75,724

The $12.7 million decrease in the level of adversely classified loans from December 31, 2012 to June 30, 2013 was primarily due to the June 2013 loan sales which included $15.2 million in adversely classified loans. Adversely classified loans are loans rated substandard or doubtful in accordance with regulatory guidance. These assets warrant and receive increased management oversight and focus in management’s estimates related to the allowance for loan losses. In certain cases, where appropriate, specific allowances have been established to account for the increased credit risk of these assets.  At June 30, 2013, $17.2 million of classified loans were nonperforming loans, compared to $30.6 million at December 31, 2012.

Noninterest Income. The following table summarizes noninterest income for the three and six months ended June 30, 2013 and 2012:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Deposit fees/service charges	$182	$204	$360	$406
Gain on sales of loans	308	562	728	896
Fees for other services	180	188	$290	387
Mortgage servicing income	85	63	167	119
Income from bank owned life insurance	70	76	$140	151
Income from investment advisory services, net	87	51	139	107
Other income	28	30	53	55
Total noninterest income	940	1,174	1,877	2,121

Noninterest income was $940,000 for the quarter ended June 30, 2013 and $1.2 million for the same period in 2012, a decrease of 19.9%. For the six months ended June 30, 2013, noninterest income was $1.9 million compared to $2.1 million for the six months ended June 30, 2012, a decrease of 11.5%. The decrease in both periods is related to the gains associated with sales of one-to-four family fixed rate mortgages in the secondary market, which decreased by $254,000, or 45.2%, as a result of lower sales volume during the 2013 quarter ($10.5 million sold in the second quarter of 2013 compared with $20.8 million sold in the same period in 2012). For the six months ended June 30, 2013, the gains associated with sales of one-to-four family fixed rate mortgages in the secondary market decreased by $168,000, or 18.8%, also as a result of lower sales volume ($21.3 million sold in the first half of 2013 compared with $38.4 million sold in the first half of 2012). Mortgage servicing income increased by $22,000, or 34.9%, and $48,000, or 40.3%, for the respective three month and six month periods to due to growth in the mortgage servicing portfolio year-over-year. Fees related to deposit accounts decreased by $22,000, or 10.8%, to $182,000 and $46,000, or 11.3%, to $360,000, for the three and six month periods, respectively, primarily attributable to a lower volume of overdraft transactions in the 2013 quarter and year to date due to the Bank more aggressively monitoring and controlling such activity. Fees for other services decreased to $180,000 for the quarter ended June 30, 2013 and to $290,000 for the year to date, driven by declines of $29,000 and $65,000 in reverse mortgage income, application fees of $16,000 and $28,000, offset by increases in prepayment fees of $49,000 and $27,000. The decrease in reverse mortgage fees was attributable to temporary discontinuation of this product offering and sale due to the loss of an experienced originator of this specialized product.

Noninterest Expense. The following table summarizes noninterest expense for the six months ended June 30, 2013 and 2012.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Compensation, taxes and benefits	$2,896	$2,705	$5,573	$5,314
Professional fees	637	244	1,296	537
Property taxes on loan sales	765	-	765	-
Office occupancy	587	575	1,198	1,150
Expenses on foreclosed properties, net	202	141	559	266
Writedowns on foreclosed properties	49	63	60	75
FDIC insurance premiums	249	187	454	321
Insurance	124	35	282	73
Computer processing	183	194	380	368
Directors compensation	77	130	211	335
Advertising	108	160	195	286
Office supplies	48	53	109	107
Deposit related charge	-	(88)	-	712
Other expenses	576	396	938	659
Total	$6,501	$4,795	$12,020	$10,203

Noninterest expense was $6.5 million for the quarter ended June 30, 2013 compared to $4.8 million for the quarter ended June 30, 2012, an increase of $1.7 million or 35.6%. For the six month period ended June 30, 2013, noninterest expense was $12.0 million compared to $10.2 million for the six month period ended June 30, 2012.

The quarter-over-quarter increase was primarily the result of increases in property taxes on loan sales of $765,000, professional fees of $393,000, compensation, taxes and benefits of $191,000, insurance and surety bond expense of $89,000, expenses on foreclosed real estate of $61,000, FDIC insurance of $62,000, office occupancy of $12,000, and other expenses of $356,000 over the same period in 2012. These increases were partially offset by decreases in advertising of $52,000, directors’ compensation of $53,000, and an $88,000 deposit related charge in 2012. The increase in professional fees was due to the hiring of outside attorneys, advisors and consultants. These costs related to the previously announced regulatory order as well as the use of consultants due to open positions. Expenses on foreclosed real estate increased by $61,000, or 43.3%, due to property taxes and other costs of acquiring and maintaining foreclosed real estate. FDIC insurance premiums increased by $62,000, or 33.2%, due to the impact of the regulatory agreement. Other expenses increased by $356,000 or 161.8% primarily resulting from the year-over-year increases in the cost for directors’ and officers’ insurance coverage and recruiting fees. Additionally, $765,000 of property taxes in the second quarter 2013 were for delinquent property taxes, incurred on loans sold in the secondary market, were not incurred in the same period of 2012.

The increase in noninterest expense for the six month period ended June 30, 2013 was primarily the result of increases in professional fees of $759,000, expenses on foreclosed real estate of $293,000, FDIC insurance of $133,000, insurance and surety bond expense of $209,000, office occupancy of $48,000, property taxes of $765,000, and other expenses of $279,000 over the same period in 2012. These increases were partially offset by decreases in advertising of $91,000, directors’ compensation of $124,000, and a $712,000 deposit related charge in 2012. The increase in professional fees was due to the hiring of outside attorneys, advisors and consultants. These costs related to the previously announced regulatory order as well as the use of consultants due to open positions, in particular, the interim Chief Financial Officer position and support. Expenses on foreclosed real estate increased by $293,000, or 110.2%, due to property taxes and other costs of acquiring and maintaining foreclosed real estate. FDIC insurance premiums increased by $133,000, or 41.4%, due to the impact of the regulatory agreement. Other expenses increased by $279,000 primarily resulting from the year-over-year increases in the cost for directors’ and officers’ insurance coverage and recruiting fees. Additionally, $712,000 of expenses in the first quarter 2012 for charges related to the underpayment of interest on certain certificates of deposit renewals, which was not incurred in the same period of 2013. This was offset by $765,000 incurred in the second quarter 2013 for delinquent property taxes on loans sold in the secondary market, which were not incurred in the same period of 2012.

Income Tax Expense (Benefit) The Company has reported no tax benefit for its pre-tax operating loss for the quarter ended June 30, 2013. At June 30, 2013, there was a 100% valuation allowance on the deferred tax asset. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The valuation allowance was established during the year ended December 31, 2012, at which time the Company had $5.3 million in net deferred tax assets related to the provision for loan losses and current year operating losses. Management concluded that it was more likely-than-not that the Company would not be able to realize its deferred tax assets and accordingly has established a 100% valuation allowance equal to the net deferred tax asset balance at June 30, 2013. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, management’s conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

Management regularly analyzes the Company’s tax positions and at June 30, 2013, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of June 30, 2013, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal and Connecticut income taxes for the years 2010-2012.

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $33.8 million, including federal funds sold of $1.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $20.2 million at June 30, 2013. At June 30, 2013, the Bank had the ability to borrow a total of $100.1 million from the Federal Home Loan Bank of Boston; however, based on the collateral pledged, the Bank is currently able to borrow $80.9 million, of which $32.5 million in borrowings was outstanding. The Bank also had other borrowed funds of $5.4 million in repurchase agreements with customers. In addition, at June 30, 2013, the Bank had the ability to borrow $3.1 million from the Federal Reserve Bank Discount Window which was not utilized at June 30, 2013.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	June 30,	December 31,
(In thousands)	2013	2012
Commitments to extend credit:
Commercial loan commitments	$6,093	$4,327
Unused home equity lines of credit	19,266	21,434
Commercial and industrial loan commitments	15,893	13,134
Amounts due on commercial loans	15,044	20,790
Commercial letters of credit	3,096	3,964

Certificates of deposit due within one year of June 30, 2013 totaled $78.2 million, or 19.6% of total deposits. If these deposits do not remain with the Bank, the Bank will need to seek other sources of funds, including other certificates of deposit, FHLB advances or other borrowings, and its available lines of credit. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on these maturing certificates of deposit. Based on past experience, however, the Bank believes that a significant portion of our certificates of deposit will remain with us. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. Under the Agreement with the OCC, the Bank is restricted from declaring or paying any dividends or other capital distributions to the Company without prior written approval from the OCC. This provision relates to up streaming intercompany dividends or other capital distributions from the Bank to the Company. On a stand-alone basis, the Company had liquid assets of $7.5 million at June 30, 2013.

Effective June 4, 2013, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-rated assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the previously disclosed January 2012 Formal Agreement between the Bank and the OCC. The Bank exceeded the IMCRs at June 30, 2013, with a Tier 1 leverage ratio of 10.06% and a total risk-based capital ratio of 15.54%.

As a source of strength to its subsidiary bank, the Company has liquid assets which the Company could contribute to the Bank if needed to enhance the Bank’s capital levels. The Company’s liquid assets totaled approximately $7.5 million at June 30, 2013. If the Company had contributed those assets to the Bank as of June 30, 2013, the Bank would have had a Tier 1 leverage ratio of approximately 11.34%.

The following table is a summary of the Company’s consolidated and the Bank’s actual capital amounts and ratios at June 30, 2013 as computed under the regulatory guidelines.

At June 30, 2013	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$61,539	12.04%

Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	61,539	17.76%

Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	65,450	19.03%

The Bank
Tier 1 Leverage Capital (1)	$20,813	4.00%	$46,829	9.00%	$52,359	10.06%

Tier 1 Risk-Based Capital (2)	14,678	4.00%	N/A	N/A	52,359	14.27%

Total Risk-Based Capital (2)	29,357	8.00%	47,704	13.00%	57,030	15.54%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

At December 31 2012	Adequately Capitalized Requirements		Actual
(Dollars in thousands)	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	$66,929	12.71%

Tier 1 Risk-Based Capital (2)	N/A	N/A	66,929	19.35%

Total Risk-Based Capital (2)	N/A	N/A	71,378	20.64%

The Bank
Tier 1 Leverage Capital (1)	$21,087	4.00%	$52,618	9.98%

Tier 1 Risk-Based Capital (2)	14,105	4.00%	52,618	14.92%

Total Risk-Based Capital (2)	28,210	8.00%	57,162	16.21%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risks. Such transactions are used primarily to manage customers’ requests for funding, and take the form of loan commitments, unused lines of credit, amounts due on construction loans, and amounts due on commercial loans, commercial letters of credit and commitments to sell loans.

For the six months ended June 30, 2013, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Naugatuck Valley Financial Corporation’s Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this period as described below, management concluded that the Company’s disclosure and procedures were not effective as of June 30, 2013.

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

The Company has implemented certain changes in its internal controls as of the date of this report to address the material weaknesses. Specifically, management took the following steps to remediate the material weaknesses set forth above:

Allowances for Loan and Lease Losses:

☐	During the second quarter of 2013, management implemented new state-of-the-art software to improve the ALLL process through integrated data capture and automation of calculation and analysis.
☐	Engaged qualified outside consultants to review the compliance of the ALLL model for compliance with GAAP and regulatory requirements.
☐	The consultants also tested the ALLL model for integrity of input and accuracy of computations. Additionally, the consultants reviewed the factors used in the model for reasonableness and consistency.
☐	Improved the processes for identifying loans and the determination of the amount of impairment.
☐	Strengthened internal controls by requiring additional detailed review and testing of all components of the Allowance for Loan and Lease Loss computations;
☐	Requiring additional analytical review procedures of the Allowance computations, and requiring detailed review of the Allowance for Loan and Lease computations by senior management.

Financial & Accounting:

☐	During the second quarter of 2013, hired a qualified and highly-experienced Chief Financial Officer with significant knowledge of GAAP, regulatory accounting and the banking industry who has the skills to effectively implement that knowledge.
☐	Increased oversight of the financial reporting process through the Audit Committee.
☐	Instituting additional preparer / reviewer verification procedures documented by reviewer sign-off.
☐	Requiring additional management level reviews of financial work papers, documented by reviewer sign-off.

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

On June 17, 2013, Mr. Roman filed a request to amend his complaint, which was granted on July 16, 2013.  The amended complaint dropped certain claims, including his request for injunctive relief, and added claims arising from his resignation as President and Chief Executive Officer of Naugatuck Valley Financial and Naugatuck Valley Savings, including claims for breach of his employment agreement, breach of the duty of good faith and fair dealing underlying that employment agreement, negligent infliction of emotional distress, and for indemnification for enforcement of his employment agreement. Mr. Roman requested unspecified damages as well as recovery of attorneys’ fees. On July 30, 2013, all defendants moved to strike certain allegations of his complaint. There has been no decision on that motion.

Effective May 16, 2013, Mr. Roman resigned as a director of Naugatuck Valley Financial. On May 28, 2013, the Board of Directors accepted Mr. Roman’s resignation and, in accordance with the Company’s Bylaws, voted to reduce the size of the Board of Directors to eliminate the vacancy created by Mr. Roman’s resignation.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2013.

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

Naugatuck Valley Financial Corporation

Date:	August 19, 2013	by:	/s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer
(principal executive officer)

Date:	August 19, 2013	by:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

