Form 10-Q
period 2013-09-30
Naugatuck Valley Financial Corp
filed 2013-11-14
CIK 1493552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes   ☐     No    ☒

As of November 12, 2013, there were 7,002,208 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition (unaudited)

	September 30,	December 31,
(In thousands, except share data)	2013	2012

ASSETS
Cash and due from depository institutions	$18,935	$23,123
Federal funds sold	7,507	106
Cash and cash equivalents	26,442	23,229
Investment securities available-for-sale, at fair value	27,986	23,484
Investment securities held-to-maturity, at amortized cost	19,257	25,519
Loans held for sale	653	2,761
Loans receivable, net	380,974	417,613
Accrued income receivable	1,473	1,761
Foreclosed real estate	887	735
Premises and equipment, net	9,145	9,491
Bank owned life insurance	10,065	9,854
Federal Home Loan Bank stock, at cost	5,444	5,917
Other assets	4,965	6,033
Total assets	$487,291	$526,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$387,998	$402,902
Federal Home Loan Bank ("FHLB") advances	29,031	41,476
Other borrowed funds	5,025	6,394
Mortgagors' escrow accounts	2,349	4,628
Other liabilities	3,445	4,089
Total liabilities	427,848	459,489
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;
7,002,366 shares issued; 7,002,208 shares outstanding
at September 30, 2013 and December 31, 2012.	70	70
Paid-in capital	58,842	58,842
Retained earnings	4,740	11,164
Unearned employee stock ownership plan ("ESOP") shares (395,115 shares at September 30, 2013 and December 31, 2012)	(3,143)	(3,143)
Unearned stock awards (none at September 30, 2013 and 200 shares at December 31, 2012)	-	(3)
Treasury stock, at cost (158 shares at September 30, 2013	(1)	(1)
and at December 31, 2012)
Accumulated other comprehensive loss	(1,065)	(21)
Total stockholders' equity	59,443	66,908
Total liabilities and stockholders' equity	$487,291	$526,397

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2013	2012	2013	2012

Interest income
Interest and fees on loans	$4,416	$5,491	$14,488	$17,190
Interest and dividends on investments and deposits	267	397	879	1,215
Total interest income	4,683	5,888	15,367	18,405

Interest expense
Interest on deposits	652	887	2,190	2,956
Interest on borrowed funds	173	370	716	1,260
Total interest expense	825	1,257	2,906	4,216
Net interest income	3,858	4,631	12,461	14,189

Provision for loan losses	300	10,312	4,150	17,005

Net interest income (loss) after provision for loan losses	3,558	(5,681)	8,311	(2,816)

Noninterest income
Service charge income	195	210	555	615
Gain on sales of loans	124	708	852	1,605
Fees for other services	139	165	429	553
Mortgage servicing income	88	68	255	187
Income from bank owned life insurance	71	75	211	226
Income from investment advisory services, net	68	46	207	154
Other income	25	23	72	77
Total noninterest income	710	1,295	2,581	3,417

Noninterest expense
Compensation, taxes and benefits	3,046	2,711	8,620	8,025
Occupancy	604	564	1,802	1,714
Professional fees	312	576	1,608	1,113
FDIC insurance premiums	227	185	682	506
Insurance	149	36	430	109
Computer processing	197	179	577	548
Expenses on foreclosed properties, net	96	66	655	332
Writedowns on foreclosed properties	-	-	60	75
Property taxes on loan sales	11	-	776	-
Directors compensation	64	152	275	486
Advertising	115	122	310	408
Office supplies	61	63	170	169
Deposit related charge	-	-	-	712
Other expenses	417	359	1,348	1,019
Total noninterest expense	5,299	5,013	17,313	15,216

Loss before provision (benefit) for income taxes	(1,031)	(9,399)	(6,421)	(14,615)
Provision (benefit) for income taxes	-	(3,238)	-	(5,063)
Net loss	$(1,031)	$(6,161)	$(6,421)	$(9,552)
Loss per common share - basic and diluted	$(0.16)	$(0.93)	$(0.97)	$(1.44)

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Net loss	$(1,031)	$(6,161)	$(6,421)	$(9,552)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale investment securities	(550)	201	(1,285)	587
Income tax effect	-	44	241	3
Other comprehensive (loss) income	(550)	157	(1,044)	584
Total comprehensive loss	$(1,581)	$(6,004)	$(7,465)	$(8,968)

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2013 and 2012 (Unaudited)

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance At December 31, 2012	$70	$58,842	$11,164	$(3,143)	$(3)	$(1)	$(21)	$66,908
Net loss	-	-	(6,421)	-	-	-		(6,421)
Stock based compensation (200 shares vested)	-	-	(3)	-	3	-	-	-
Other comprehensive income (loss)	-	-	-	-	-	-	(1,044)	(1,044)

Balance at September 30, 2013	$70	$58,842	$4,740	$(3,143)	$-	$(1)	$(1,065)	$59,443

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2011	$70	$58,908	$27,014	$(3,442)	$(14)	$(1)	$(221)	$82,314
Net loss	-	-	(9,552)	-	-	-		(9,552)
Dividends declared ($0.09 per common share)	-	-	(599)	-	-	-	-	(599)
Stock based compensation (199 shares vested and
199 shares forfeited)	-	-	(3)	-	11	-	-	8
Stock based compensation	-	2	-	-	-	-	-	2
Other comprehensive income (loss)	-	-	-	-	-	-	584	584

Balance at September 30, 2012	$70	$58,910	$16,860	$(3,442)	$(3)	$(1)	$363	$72,757

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Cash flows from operating activities
Net loss	$(6,421)	$(9,552)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for loan losses	4,150	17,005
Depreciation and amortization expense	515	532
Net loss on sales of foreclosed assets	68	69
Writedowns on foreclosed real estate	60	-
Gain on sale of loans	(852)	(1,421)
Loans originated for sale	(28,616)	(64,789)
Proceeds from sale of loans held for sale	31,576	66,395
Net amortization from investments	344	270
Amortization of intangible assets	-	20
Provision for deferred taxes	-	(3,050)
Stock-based compensation	-	184
Net change in:
Accrued income receivable	288	88
Deferred loan fees	(99)	(92)
Cash surrender value of life insurance	(211)	(226)
Other assets	1,309	(1,504)
Other liabilities	(644)	(504)
Net cash provided by operating activities	1,467	3,425
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	3,555	5,738
Proceeds from sale of available-for-sale securities	749	300
Proceeds from maturities of held-to-maturity securities	6,030	3,178
Redemption of Federal Home Loan Bank stock	473	335
Purchase of available-for-sale securities	(10,203)	(4,216)
Purchase of held-to-maturity securities	-	(7,386)
Loan originations net of principal payments	31,634	26,169
Purchase of premises and equipment	(169)	(407)
Proceeds from the sale of foreclosed assets	674	804
Net cash provided by investing activities	32,743	24,515
Cash flows from financing activities
Net change in time deposits	(21,065)	(22,439)
Net change in other deposit accounts	6,161	14,960
Repayment of FHLB advances	(12,445)	(17,972)
Net change in mortgagors' escrow accounts	(2,279)	(2,573)
Change in other borrowings	(1,369)	8,509
Unawarded stock compensation	-	(3)
Common stock repurchased	-	(1)
Cash dividends to common stockholders	-	(599)
Net cash used in financing activities	(30,997)	(20,118)
Net change in cash and cash equivalents	3,213	7,822
Cash and cash equivalents at beginning of period	23,229	18,069
Cash and cash equivalents at end of period	$26,442	$25,891
Supplementary Disclosures of Cash Flow Information:
Non-cash investing activities:
Transfer of loans to foreclosed assets	$954	$356
Cash paid during the period for:
Interest	$2,945	$4,266
Income taxes	-	198
Unrealized (losses) gains on available for sale securities arising during the period	$(1,285)	$587

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

Management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements as of the date of this filing.  No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Certain reclassifications have been made to the prior period amounts to conform with the September 30, 2013 consolidated financial statement presentation. These reclassifications only changed the reporting categories and did not affect the Company’s results of operations or financial position.

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

•	Subjects the Bank to six month financial and operational examination review. The most recent examination occurred in June 2013. The next scheduled review is expected in the first quarter 2014.

In April and May 2013, additional senior management team members were retained to assist the new CEO (who was hired in September 2012) to address the provisions of the Agreement.

The Agreement and each of its provisions will remain in effect until these provisions are amended in writing by mutual consent or waived in writing by the OCC or terminated in writing by the OCC.

The OCC regulations require savings institutions to maintain minimum levels of regulatory capital.  Effective June 4, 2013, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank.  The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-rated assets ratio of at least 13.00%.  Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the previously disclosed January 2012 Formal Agreement between the Bank and the OCC.  The Bank exceeded the IMCRs at September 30, 2013, with a Tier 1 leverage ratio of 10.48% and a total risk-based capital ratio of 16.56%.

As a source of strength to its subsidiary bank, the Company had liquid assets of approximately $7.4 million at September 30, 2013, which the Company could contribute to the Bank if needed, to enhance the Bank’s capital levels.  If the Company had contributed those assets to the Bank as of September 30, 2013, the Bank would have had a Tier 1 leverage ratio of approximately 11.83%.

On May 21, 2013, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions to shareholders without the prior written approval of the Federal Reserve Bank of Boston.

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

The following table is a summary of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at September 30, 2013.

At September 30, 2013	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$60,507	12.39%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	60,507	18.11%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	64,768	19.39%

The Bank
Tier 1 Leverage Capital (1)	$19,614	4.00%	$44,132	9.00%	$51,368	10.48%
Tier 1 Risk-Based Capital (2)	13,445	4.00%	N/A	N/A	51,368	15.28%
Total Risk-Based Capital (2)	26,890	8.00%	43,696	13.00%	55,654	16.56%

(1) Tier 1 capital to total assets.
(2) Tier 1 or total risk-based capital to risk-weighted assets.
(3) Effective June 4, 2013.

At December 31, 2012	Adequately Capitalized Requirements		Actual
(Dollars in thousands)	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	$66,929	12.71%
Tier 1 Risk-Based Capital (2)	N/A	N/A	66,929	19.35%
Total Risk-Based Capital (2)	N/A	N/A	71,378	20.64%

The Bank
Tier 1 Leverage Capital (1)	$21,087	4.00%	$52,618	9.98%
Tier 1 Risk-Based Capital (2)	14,105	4.00%	52,618	14.92%
Total Risk-Based Capital (2)	28,210	8.00%	57,162	16.21%

(1) Tier 1 capital to total assets.
(2) Tier 1 or total risk-based capital to risk-weighted assets.

As of September 30, 2013, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

NOTE 3 – INVESTMENT SECURITIES

At September 30, 2013, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$6,600	$34	$-	$6,634
U.S. Government agency mortgage-backed securities	10,088	411	-	10,499
U.S. Government agency collateralized mortgage obligations	3,895	12	-	3,907
Private label collateralized mortgage obligations	268	1	-	269
Subtotal	20,851	458	-	21,309
Auction-rate trust preferred securities	7,700	-	(1,529)	6,171
Mutual fund - mortgage-backed securities	500	6	-	506

Total available-for-sale securities	$29,051	$464	$(1,529)	$27,986

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$19,257	$99	$-	$19,356

Total held-to-maturity securities	$19,257	$99	$-	$19,356

At December 31, 2012, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$1,006	$23	$-	$1,029
U.S. Government agency mortgage-backed securities	13,270	690	-	13,960
U.S. Government agency collateralized mortgage obligations	974	11	-	985
Private label collateralized mortgage obligations	314	-	(20)	294
Subtotal	15,564	724	(20)	16,268
Auction-rate trust preferred securities	7,700	-	(484)	7,216

Total available-for-sale securities	$23,264	$724	$(504)	$23,484

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$25,519	$588	$-	$26,107

Total held-to-maturity securities	$25,519	$588	$-	$26,107

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013, and December 31, 2012:

	At September 30, 2013
	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Fair Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Auction-rate trust preferred securities	5	$6,171	$(1,529)
			.
Total securities in unrealized loss position	5	$6,171	$(1,529)

	At December 31, 2012
	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Fair Market	Unrealized
(Dollars in thousands)	Securities	Value	Loss

Private label collateralized mortgage obligations	1	$294	$(20)
Auction-rate trust preferred securities	5	7,216	(484)
Total securities in unrealized loss position	6	$7,510	$(504)

There were no securities in a continuous unrealized loss position for less than 12 months at September 30, 2013 or December 31, 2012.

The amortized cost and fair value of securities at September 30, 2013, by expected maturity, are set forth below.  Actual maturities of mortgage-backed securities and collateralized mortgage obligations may differ from contractual maturities because the mortgages underlying the securities may be prepaid or called with or without call or prepayment penalties.  Because these securities are not due at a single maturity date, the maturity information is not presented.

	Available-for-Sale		Held-to-Maturity
At September 30, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$10,088	$10,499	$19,257	$19,356
U.S. Government agency collateralized mortgage obligations	3,895	3,907	-	-
Private label collateralized mortgage obligations	268	269	-	-
Mutual fund - mortgage-backed securities	500	506	-	-
Subtotal	14,751	15,181	19,257	19,356
Securities with Fixed Maturities:
Due in one year or less	6,600	6,634	-	-
Due afer one year through five years	-	-	-	-
Due afer five years through ten years	-	-	-	-
Due after ten years through fifteen years	7,700	6,171	-	-
	14,300	12,805	-	-
Total	$29,051	$27,986	$19,257	$19,356

	Available-for-Sale		Held-to-Maturity
At December 31, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$13,270	$13,960	$25,519	$26,107
U.S. Government agency collateralized mortgage obligations	974	985	-	-
Private label collateralized mortgage obligations	314	294	-	-
Subtotal	14,558	15,239	25,519	26,107
Securities with Fixed Maturities:
Due in one year or less	1,006	1,029	-	-
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	-	-
Due after ten years through fifteen years	7,700	7,216	-	-
	8,706	8,245	-	-
Total	$23,264	$23,484	$25,519	$26,107

NOTE 4 – LOANS RECEIVABLE

A summary of loans receivable at September 30, 2013 and December 31, 2012 is as follows:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Real estate loans:
One-to-four family	$201,752	$209,004
Multi-family and commercial real estate	125,746	133,549
Construction and land development	9,529	26,633
Total real estate loans	337,027	369,186
Commercial business loans	26,602	32,970
Consumer loans:
Home equity	27,557	28,829
Other consumer	706	1,297
Total consumer loans	28,263	30,126
Total loans	391,892	432,282
Less:
Allowance for loan losses	10,848	14,500
Deferred loan origination fees, net	70	169
Loans receivable, net	$380,974	$417,613

In June 2013, in connection with the Company’s plan to reduce the level of impaired loans, the Company sold $20.8 million in credit impaired loans in three separate transactions of a similar nature in which the financial assets transferred satisfy all of the criteria to be accounted for as sales of financial assets.   In these transactions, the Company sold approximately $14.1 million in loans secured by commercial real estate properties, $6.0 million in construction and land development loans and $0.7 million in loans secured by owner occupied one-to-four family properties.  Because of the credit impaired quality of these assets transferred, the impact of these sales resulted in $5.1 million in net charge-offs against the Company’s allowance for loan losses.

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

Multi-family and Commercial Real Estate Loans.  As described above, this portfolio grouping has been further disaggregated into loans secured by:

⋅      Investor owned one-to-four family and multi-family properties;

⋅      Industrial and warehouse properties;

⋅      Office buildings;

⋅      Retail properties; and

⋅      Special use properties.

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

Credit Quality Indicators

The Company’s policies provide for the classification of loans into the following categories: pass (1 - 5), special mention (6), substandard-accruing (7), substandard-nonaccruing (8), doubtful (9), and loss (10). In June 2013, the Company added substandard-accruing as an additional risk grade to further delineate the Bank’s risk profile in the previous substandard category.   Consistent with regulatory guidelines, loans that are considered to be of lesser quality are considered adversely classified as substandard, doubtful or loss.  A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those loans characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans (or portions of loans) classified as loss are those considered uncollectible.  The Company generally charges off loans or portions of loans as soon as they are considered to be uncollectible and of little value.  Loans that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention. When loans are classified as special mention, substandard or doubtful, management focuses increased monitoring and attention on these loans in assessing the credit risk and specific allowance requirements for these loans.

The following tables are a summary of the loan portfolio credit quality indicators, by loan class, as of September 30, 2013 and December 31, 2012:

	Credit Risk Profile by Internally Assigned Grade:
	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
September 30, 2013
Risk Rating:
Pass	$190,233	$95,021	$1,636	$18,591	$27,242	$332,723
Special Mention	4,614	24,348	1,107	4,423	290	34,782
Substandard:
- Accruing	1,540	3,147	2,862	1,011	214	8,774
- Nonaccruing (1)	5,365	3,230	3,924	2,480	517	15,516
Subtotal - substandard	6,905	6,377	6,786	3,491	731	24,290
Doubtful	-	-	-	97	-	97
Total	$201,752	$125,746	$9,529	$26,602	$28,263	$391,892

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
September 30, 2013	Investor Owned One-to-Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Risk Rating:
Pass	$11,732	$23,083	$18,627	$15,656	$25,923	$95,021
Special Mention	3,500	7,391	2,797	5,206	5,454	24,348
Substandard:
- Accruing	-	1,815	375	462	495	3,147
- Nonaccruing (1)	1,182	154	350	400	1,144	3,230
Subtotal - substandard	1,182	1,969	725	862	1,639	6,377
Doubtful	-	-	-		-	-
Total	$16,414	$32,443	$22,149	$21,724	$33,016	$125,746

(1)	Non-accrual loans included substandard nonaccruing loans and non-performing consumer loans.

	Credit Risk Profile by Internally Assigned Grade:
December 31, 2012	One-to-Four Family	Multi-Family and Commercial Real	Construction and Land	Commercial Business Loans	Total
Risk Rating:
Pass	$198,800	$90,544	$12,817	$24,271	$326,432
Special Mention	4,807	26,198	2,159	3,255	36,419
Substandard:
- Accruing	1,709	7,776	2,402	2,043	13,930
- Nonaccruing (1)	3,688	9,031	9,255	3,401	25,375
Subtotal - substandard	5,397	16,807	11,657	5,444	39,305
Doubtful	-	-	-	-	-
Total	$209,004	$133,549	$26,633	$32,970	$402,156

Consumer loans were not risk rated at December 31, 2012 and the credit risk profile was based on payment performance.  The following table represents the credit risk profile on consumer loans as of December 31, 2012.

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

Loans, including TDRs, are automatically placed on nonaccrual status when payment of principal or interest is more than 90 days delinquent. Loans may also be placed on nonaccrual status if collection of principal or interest in full, or in part, is in doubt or if the loan has been restructured. When loans are placed on nonaccrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent for a reasonable period of time (usually six consecutive months) to establish a reliable assessment of collectability.

The following tables set forth certain information with respect to our loan portfolio delinquencies, by loan class, as of September 30, 2013 and December 31, 2012:
	Delinquencies
			Greater				Carrying Amount > 90
	31-60 Days Past	61-90 Days	Than	Total Past			Days and
	Due	Past Due	90 Days	Due	Current	Total Loans	Accruing
As of September 30, 2013
(In thousands)
Real estate loans
One-to-four family	$2,059	$327	$2,384	$4,770	$196,982	$201,752	$-
Construction and land development	485	-	3,865	4,350	5,179	9,529	-
Multi-family and commercial real estate:							-
Investor owned one-to-four family and multi-family	1,041	-	623	1,664	14,750	16,414	-
Industrial and Warehouse	229	652	154	1,035	31,408	32,443	-
Office buildings	109	-	350	459	21,690	22,149
Retail properties	-	-	-	-	21,724	21,724	-
Special use properties	740	-	-	740	32,276	33,016	-
Subtotal Multi-family and commercial real estate	2,119	652	1,127	3,898	121,848	125,746	-
Commercial business loans	1,061	52	2,429	3,542	23,060	26,602
Consumer loans:
Home equity loans	70	33	321	424	27,133	27,557	-
Other consumer loans	1	-	-	1	705	706
Subtotal Consumer	71	33	321	425	27,838	28,263	-
Total	$5,795	$1,064	$10,126	$16,985	$374,907	$391,892	$-

As of December 31, 2012
(In thousands)
Real estate loans
One-to-four family	$1,820	$735	$1,329	$3,884	$205,120	$209,004	$-
Construction	489	136	8,654	9,279	17,354	26,633	-
Multi-family and commercial real estate	1,688	174	6,225	8,087	125,462	133,549	-
Commercial business loans	642	1,169	1,917	3,728	29,242	32,970	-
Consumer and other	1,353	184	100	1,637	28,489	30,126	-
Total	$5,992	$2,398	$18,225	$26,615	$405,667	$432,282	$-

(b)  Impaired loans and nonperforming assets

The following tables set forth certain information with respect to our nonperforming assets as of September 30, 2013 and December 31, 2012:
	September 30,	December 31,
	2013	2012
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans	$10,053	$22,306
TDRs nonaccruing	7,013	8,277
Subtotal nonperforming loans	17,066	30,583
Foreclosed real estate	887	735
Total nonperforming assets	$17,953	$31,318
Total nonperforming loans to total loans	4.35%	7.07%
Total nonperforming assets to total assets	3.68%	5.95%

Nonperforming loans (defined as nonaccrual loans and nonperforming troubled debt restructured loans (“TDRs”)) totaled $17.1 million at September 30, 2013 compared to $30.6 million at December 31, 2012.  The amount of income that was contractually due but not recognized on nonperforming loans totaled $258,000 and $275,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

At September 30, 2013, the Company had 97 loans on nonaccrual status of which 46 loans were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

At December 31, 2012, the Company had 111 loans on nonaccrual status of which 49 loans were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

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

The following tables summarize impaired loans by portfolio segment as of September 30, 2013 and December 31, 2012:

	Recorded Investment with	Recorded Investment with
As of September 30, 2013	No Specific Valuation Allowance	Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to four-family	$5,470	$1,353	$6,823	$7,557	$55
Construction and land development	3,223	700	3,923	7,065	570
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	951	230	1,181	1,278	22
Industrial and warehouse properties	34	120	154	293	6
Office buildings	-	350	350	406	75
Retail properties	-	400	400	467	34
Special use properties	513	631	1,144	1,608	18
Subtotal	1,498	1,731	3,229	4,052	155
Commercial business loans	1,747	1,063	2,810	3,264	590
Consumer loans	595	91	686	793	16
Total impaired loans	$12,533	$4,938	$17,471	$22,731	$1,386

	Recorded Investment with	Recorded Investment with
As of December 31, 2012	No Specific Valuation Allowance	Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to four-family	$4,422	$119	$4,541	$4,944	$5
Construction and land development	5,884	2,402	8,286	15,298	119
Multi-family and commercial real estate	12,177	2,196	14,373	16,832	271
Commercial business loans	2,731	1,214	3,945	4,419	340
Consumer loans	255	45	300	385	1
Total impaired loans	$25,469	$5,976	$31,445	$41,878	$736

In the above table, the unpaid contractual principal balance represents the aggregate amounts legally owed to the Bank under the terms of the borrowers’ loan agreements.  The recorded investment amounts shown above represent the unpaid contractual principal balance owed to the Bank less any amounts charged off based on collectability assessments by the Bank and less any amounts paid by borrowers on nonaccrual loans which were recognized as principal curtailments.  On nonaccrual loans, the Bank applies any borrower payments first against the principal balance of the loan and once the entire principal balance has been recovered, any subsequent payments are recognized as interest income.

The following table relates to interest income recognized by segment of impaired loans for the nine months ended September 30, 2013 and 2012:
	Nine Months Ended September 30,
	2013		2012
	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized
	(In thousands)
Real estate loans
One-to four-family	$6,896	$144	$4,925	$122
Construction	3,953	6	11,178	120
Multi-family and commercial real estate	5,529	41	12,705	190
Commercial business loans	556	45	1,534	27
Consumer loans	696	15	340	12
Total	$17,630	$251	$30,682	$471

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

The recorded investment balance of performing and nonperforming TDRs as of September 30, 2013 and December 31, 2012 are as follows:

(In thousands)	As of September 30, 2013	As of December 31, 2012
Aggregate recorded investment of impaired loans
performing under terms modified through a troubled debt restructuring:
Performing	$3,889	$3,573
Nonperforming	4,407	5,566
Total	$8,296	$9,139

The following table presents a summary of loans that were restructured during the nine months ended September 30, 2013 and September 30, 2012:

	For the Nine Months Ended September 30, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post- Modification Recorded Investment
Real estate loans:
One-to-four family	6	$1,434	$7	$-	$1,441
Multi-family and commercial real estate	5	395	46	-	441
Commercial business loans	5	1,087	10	-	1,097
Consumer loans - home equity	1	51	-	-	51
Total TDRs restructured during
the period	17	$2,967	$63	$-	$3,030

TDRs, still accruing interest	1	$135	$-	$-	$135
TDRs, included in nonaccrual	15	2,662	63	-	2,725
Sold	1	170	-	-	170
Total	17	$2,967	$63	$-	$3,030

	For the Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post- Modification Recorded Investment
Real estate loans:
One-to four-family	6	$1,440	$3	$3	$1,446
Construction	-	-	-	-	-
Multi-family and commercial real estate	1	426	-	-	426
Commercial business loans	9	292	-	-	292
Consumer loans:
Home equity	4	168	-	-	168
Total TDRs restructured during the period	20	$2,326	$3	$3	$2,332
TDRs, still accruing interest	4	$580	$-	$-	$580
TDRs, included in nonaccrual	16	1,746	3	3	1,752
Total	20	$2,326	$3	$3	$2,332

The majority of the Bank’s TDRs are a result of granting extensions to troubled credits which have already been adversely classified. The Bank grants such an extension to reassess the borrower’s financial status and to develop a plan for repayment.  Certain modifications with extension may also include interest rate reductions.  These modifications did not have a material effect on the Company.

Of the seventeen loans modified during the nine months ended September 30, 2013, eleven loans with a total outstanding principal balance of $1.7 million were granted term extensions as a concession. Two TDRs with an outstanding principal balance of $232,000 were granted forebearance of interest only payments over their remaining term to maturity. Three TDRs with an outstanding principal balance of $1.0 million were granted principal payment deferrals. The remaining TDR with an outstanding balance of $51,000 was granted a rate reduction. For the eleven TDRs granted term extentions, new funds in the amount of $63,000 were advanced to cover past due property taxes and other expenses based upon cross-collateralization with related loans to better improve the Bank’s collateral position. One of the two TDRs granted forebearance was part of the second quarter loan sale.

The financial effects of each modification will vary based on the specific restructure.  For some of the Bank’s TDRs, the   loans were interest-only with a balloon payment at maturity.  If the interest rate is not adjusted and the terms are consistent with the market, the Bank might not experience any loss associated with the restructure.  If, however, the restructure involves forebearance agreements or interest rate modifications, the Bank might not collect all the principal and interest based on the original contractual terms.  The Bank applies its procedures for placing TDRs on accrual or nonaccrual status using the same general guidance as for loans.   The Bank estimates the necessary allowance for loan losses on TDRs using the same guidance as for other impaired loans.

There were no TDRs that had been modified during the previous twelve months ended September 30, 2013 that subsequently defaulted or were charged off during the nine months ended September 30, 2013.

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

All other loans are segregated into segments based on similar risk factors.  Each of these groups is then evaluated based on several factors to estimate credit losses.  Management will determine for each category of loans with similar risk characteristics the historical loss rate.  Historical loss rates provide a reasonable starting point for the Bank’s analysis; however, this analysis and loss trends do not form a sufficient basis, by themselves, to determine the appropriate level of the loan loss allowance.  Management also considers qualitative and environmental factors for each loan segment that are likely to impact, directly or indirectly, the inherent loss exposure of the loan portfolio.  These factors include but are not limited to: changes in the amount and severity of delinquencies, non-accrual and adversely classified loans, changes in local, regional, and national economic conditions that will affect the collectability of the portfolio, changes in the nature and volume of loans in the portfolio, changes in concentrations of credit, lending area, industry concentrations, or types of borrowers, changes in lending policies, procedures, competition, management, portfolio mix, competition, pricing, loan to value trends, extension and modification requests, and loan quality trends.  As of June 30, 2013, management added factors to more granularly assess loan quality trends, specifically, the changes and the trend in charge-offs and recoveries, changes in volume of Watch and Special Mention loans and the changes in the quality of the Bank’s loan review system.  This analysis establishes factors that are applied to each of the segregated groups of loans to determine an appropriate level of loan loss allowance.

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

The ALLL balance decreased from $14.5 million at December 31, 2012 to $10.8 million at September 30, 2013, a decrease of $3.7 million, or 25.2%.  This decrease in the ALLL was directionally consistent with the improvement in the Bank’s asset quality trends during this nine month period.  During this period, the Bank’s nonperforming loans decreased $13.8 million, or 45.2%, and its adversely classified loans decreased by $15.2 million or 38.7%.  Furthermore, the improvement in the risk profile of the loan portfolio can also be demonstrated by the significant reduction in multi-family construction and land development loans of $17.7 million or 66.5%, and, to a lesser extent, reductions in commercial business loans of $7.4 million or 22.6%, one-to-four family loans of $7.3 million or 3.5% and commercial real estate loans of $6.4 million or 4.8%.  These improvements in the Bank’s asset quality were attributable to the more aggressive workout efforts in the past nine months, and the loan sale transactions consummated in June 2013.

As of June 30, 2013, the Company adopted significant changes to its ALLL methodology, which are summarized as follows:

⋅      Further disaggregated the commercial real estate loan segment to increase the granularity of the risks inherent in the loans in the expanded segments;

⋅      A different basis on which historical loss experience is calculated to determine inherent losses on the collectively evaluated portion of the loan portfolio; and

⋅      Changes in the utilization of qualitative risk adjustment factors (“Q Factors”) including an increased number of these Q Factors and a change in the calibration and application of the Q Factors.

Previously, the Company’s historical loss experience was derived from the net loan charge-offs incurred in the prior four quarters and apportioned against the related loan portfolio segment to determine an average loss history factor for each segment.  Beginning with the June 30, 2013 calculation, the Company adopted a two year weighted average as the basis for the calculation of its historical loss experience in which the current year is weighted 56% versus 44% for the prior year experience.  While the Company is mindful of its loss history, loss experience from the past four quarters may not accurately reflect losses embedded in the older vintages of loans originated in prior years.  It is therefore considered by the Company to be more appropriate to look back at least two years in establishing loss history, albeit more heavily weighted to the current year.  As discussed above, the Company believes it has significantly improved its risk grades through its increased workout efforts and as evidenced by the sale of $15.2 million in adversely classified loans in June 2013.   The general loan loss component derived from the loss history utilizing a longer time period which contains more heightened, recent losses will be more consistent with, and reflective of, the inherent loss experience in the loan portfolio.  The new methodology for the calculation of historical loss factors has generated higher levels of general loan loss allowance reserves, which is in line with the most recent experience, which is itself driven by the acceleration of charge-offs due to the June 2013 loan sale.

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

The impact of the changes in the Company’s ALLL methodology implemented as of June 30, 2013 related to the Q Factors and the recalculation of the historical loan loss factors resulted in a reduction in the ALLL balance of a combined $3.8 million when implemented as of June 30, 2013.

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

The following tables set forth the balance of and transactions in the allowance for loan losses at September 30, 2013, December 31, 2012 and September 30, 2012, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by loans evaluated for impairment individually and collectively.

As of and for the Nine Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended September 30, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Provision for loan losses	34	4,117	(570)	526	43	4,150
Charge-offs	(585)	(4,418)	(2,147)	(1,808)	(55)	(9,013)
Recoveries	-	590	102	514	5	1,211
Balance at September 30, 2013	$1,437	$5,181	$1,853	$1,957	$420	$10,848
Allowance related to loans:
Individually evaluated for impairment	$55	$155	$570	$590	$16	$1,386
Collectively evaluated for impairment	1,382	5,026	1,283	1,367	404	9,462
Total Allowance	$1,437	$5,181	$1,853	$1,957	$420	$10,848
Ending loan balance individually evaluated for impairment	$6,823	$3,230	$3,923	$2,810	$685	$17,471
Ending loan balance collectively evaluated for impairment	194,929	122,516	5,606	23,792	27,578	374,421
Total Loans	$201,752	$125,746	$9,529	$26,602	$28,263	$391,892

	Multi-Family and Commercial Real Estate
As of and for the Nine Months	Investor one- to-four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
Ended September 30, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$4,892
Provision for loan losses	-	-	-	-	-	3,689
Charge-offs	-	-	-	-	-	(4,351)
Recoveries	-	-	-	-	-	590
Subtotal						4,820
Redistributed through segment expansion	526	818	421	519	2,536	4,820
Segment ending balance as of June 30, 2013	526	818	421	519	2,536	4,820
Provision for loan losses in third quarter	(48)	150	33	186	107	428
Charge-offs in third quarter	-	-	-	(67)	-	(67)
Recoveries in third quarter	-	-	-	-	-	-
Segment balance at September 30, 2013	$478	$968	$454	$638	$2,643	$5,181
Allowance related to loans:
Individually evaluated for impairment	$22	$6	$75	$34	$18	$155
Collectively evaluated for impairment	456	962	379	604	2,625	5,026
Total Allowance	$478	$968	$454	$638	$2,643	$5,181
Ending loan balance individually evaluated for impairment	$1,182	$155	$350	$400	$1,143	$3,230
Ending loan balance collectively evaluated for impairment	15,232	32,288	21,799	21,324	31,873	122,516
Total Loans	$16,414	$32,443	$22,149	$21,724	$33,016	$125,746

	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
As of and for the Nine Months
Ended September 30, 2012
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,745	$3,745	$1,327	$754	$482	$8,053
Provision for loan losses	2,233	4,897	6,070	3,249	556	17,005
Charge-offs	(571)	(934)	(5,504)	(2,260)	-	(9,269)
Recoveries	4	-	-	6	2	12
Ending Balance	$3,411	$7,708	$1,893	$1,749	$1,040	$15,801
Allowance related to loans:
Individually evaluated for impairment	$-	$1,306	$-	$-	$-	$1,306
Collectively evaluated for impairment	3,411	6,402	1,893	1,749	1,040	14,495
Total Allowance	$3,411	$7,708	$1,893	$1,749	$1,040	$15,801

Ending loan balance individually evaluated for impairment	$7,050	$15,146	$13,382	$1,858	$262	$37,698
Ending loan balance collectively evaluated for impairment	203,261	9,242	128,139	32,421	30,735	403,798
Total Loans	$210,311	$24,388	$141,521	$34,279	$30,997	$441,496

At December 31, 2012
Allowance for loan losses:
Ending balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Allowance related to loans:
Individually evaluated for impairment	$5	$271	$119	$340	$1	$736
Collectively evaluated for impairment	1,983	4,621	4,349	2,385	426	13,764
Total Allowance	$1,988	$4,892	$4,468	$2,725	$427	$14,500

Ending loan balance individually evaluated for impairment	$4,541	$14,373	$8,286	$3,945	$300	$31,445
Ending loan balance collectively evaluated for impairment	204,463	119,176	18,347	29,025	29,826	400,837
Total Loans	$209,004	$133,549	$26,633	$32,970	$30,126	$432,282

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

NOTE 5 – FORECLOSED REAL ESTATE
Changes in foreclosed real estate during the three and nine months ended September 30, 2013 and September 30, 2012 are as follows:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Beginning Balance	$234	$402	$735	$873
Additions	707	94	954	356
Proceeds from dispositions	(51)	(140)	(674)	(804)
Loss on sales	(3)	-	(68)	(69)
Writedowns	-	-	(60)	-
Balance at end of period	$887	$356	$887	$356
The Company records the gain (loss) on sale of foreclosed real estate in the expenses on foreclosed properties, net category along with expenses for acquiring and maintaining foreclosed real estate properties.

NOTE 6 – DEPOSITS

A summary of deposits at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$66,633	17.2%	$70,300	17.4%
Interest bearing deposits
Now accounts and money market accounts	48,676	12.5%	38,965	9.7%
Savings accounts	117,376	30.3%	117,259	29.1%
Time certificates, less than $100,000	94,013	24.2%	105,893	26.3%
Time certificates, $100,000 or more	61,300	15.8%	70,485	17.5%
Total interest bearing deposits	321,365	82.8%	332,602	82.6%
Total deposits	$387,998	100.0%	$402,902	100.0%

Scheduled maturities of certificates of deposit are as follows:

	At September 30, 2013	At December 31, 2012
Three months or less	$22,378	$29,644
Over three months through twelve months	54,233	60,729
Over one year through three years	47,796	44,433
Over three years	30,906	41,572
	$155,313	$176,378

NOTE 7 – FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At September 30, 2013, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The following table presents certain information regarding our Federal Home Loan Bank advances during the periods or at the dates indicated.

	At September 30, 2013		At December 31, 2012
		Weighted		Weighted
	Amount	Average	Amount	Average
(Dollars in thousands)	Due	Cost	Due	Cost
Year of maturity:
2013	$3,716	2.52%	$24,088	2.65%
2014	1,377	2.64%	15,693	2.96%
2015	1,500	0.80%	624	3.34%
2016 - 2020	21,168	2.34%	443	0.19%
2021 - 2025	653	0.27%	318	0.18%
2026 - 2028	617	-	310	-
Total FHLB advances	$29,031	2.20%	$41,476	2.72%

In August 2013, the Bank restructured FHLB advances in the aggregate amount of $15.4 million, thereby extending the maturities of these advances. As a result of this restructuring, the average term for these advances increased from 1.2 years to 4.4 years and the average annual cost for these advances was reduced from 3.08% to 2.77%. Because a “less than substantial” change in the cash flows of the modified debt occurred in this restructuring, the restructured debt is accounted for as a modification in accordance with the new terms of the modified debt, and not as an extinguishment of debt.

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

NOTE 8 – OTHER BORROWED FUNDS

The Bank utilizes securities sold under agreements to repurchase to accommodate its customers’ needs to invest funds short term and as a source of borrowings.

The following table presents certain information regarding our repurchase agreements during the year to date periods or at the dates indicated.

	At or for the year to date period ended
(Dollars in thousands)	September 30, 2013	December 31, 2012
Maximum amount of advances outstanding during the period	$21,256	$19,283
Average advances outstanding during the period	$13,044	$11,608
Weighted average interest rate during the period	0.39%	0.47%
Balance outstanding at end of period	$5,025	$6,394
Weighted average interest rate at end of period	0.22%	0.45%

NOTE 9 – STOCKHOLDERS’ EQUITY

(a)   Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the nine months ended September 30, 2013, anti-dilutive options excluded from the calculations totaled 229,764 options (with an exercise price of $11.12) and 4,290 options (with an exercise price of $12.51).  For the nine months ended September 30, 2012, anti-dilutive options excluded from the calculations totaled 278,813 options (with an exercise price of $11.12) and 5,886 options (with an exercise price of $12.51).     Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(1,031,000)	$(6,161,000)	$(6,421,000)	$(9,552,000)
Weighted-average common shares outstanding:
Basic	6,643,093	6,610,729	6,643,093	6,610,766
Diluted	6,643,093	6,610,729	6,643,093	6,610,766
Loss per common share;
Basic	$(0.16)	$(0.93)	$(0.97)	$(1.44)
Diluted	$(0.16)	$(0.93)	$(0.97)	$(1.44)

Dividends

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company.  Due to current regulatory restrictions, the Company is not allowed to pay dividends to the Company’s shareholders and the Bank is not allowed to pay dividends to the Company.

NOTE 10 – STOCK BASED COMPENSATION

Stock options generally vest over six years and expire ten years after the date of the grant.   The vesting schedule for stock options is 0% in year one and 20% annually for years two through six. Restricted stock vests ratably over five years.     The Company has not granted any stock options, nor any restricted stock awards since July 26, 2008. During the nine months ended September 30, 2013, there were no stock options exercised.

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

Financial instruments whose contractual amounts represent credit risk at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
(In thousands)	2013	2012
Commitments to extend credit:
Commercial loan committments	$9,171	$4,327
Unused home equity lines of credit	18,972	21,434
Commercial and industrial loan commitments	11,765	13,134
Amounts due on other commitments	8,075	20,790
Commercial letters of credit	2,152	3,964

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

Available for sale and held to maturity securities—Where quoted prices are available in an active market, the securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include mutual funds. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and the securities are classified within Level 2 of the valuation hierarchy.  Examples of such instruments include U.S. government agency bonds, U.S. government agency mortgage-backed securities and private label collateralized mortgage obligations. On the auction rate trust preferred securities, the Company determined the fair value of these investments based on the current market price of the underlying collateral preferred shares and therefore classified these investments as Level 2 in the fair value hierarchy.  Securities classified within Level 3 of the valuation hierarchy are securities for which significant unobservable inputs are utilized. Available for sale securities  are recorded at fair value on a recurring basis and held to maturity securities are only disclosed at fair value.

Loans held for sale—The carrying amounts of these assets approximate fair value because these loans, are generally sold through forward sales (either already contracted or soon to be executed at the recording date).  The Company does not record these assets at fair value on a recurring basis.  These assets are classified as Level 2 within the fair value hierarchy.

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

Mortgagors’ escrow accounts—The carrying amount approximates fair value.  The Company does not record this liability at fair value on a recurring basis.  This liability is classified as Level 2 within the fair value hierarchy.

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of September 30, 2013 and December 31, 2012:

		September 30, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy Level	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	Level 1	$26,442	$26,442	$23,229	$23,229
Investment securities, available-for-sale:
Mutual fund - mortgage-backed securities	Level 1	506	506	-	-
Other	Level 2	27,480	27,480	23,484	23,484
Investment securities, held-to-maturity	Level 2	19,257	19,356	25,519	26,107
Loans held for sale	Level 2	653	653	2,761	2,761
Loans receivable, net:
Performing	Level 2	364,889	372,348	386,904	405,977
Impaired	Level 3	16,085	16,085	30,709	30,709
Accrued interest receivable	Level 1	1,473	1,473	1,761	1,761
Mortgage servicing assets	Level 3	1,121	1,560	1,039	1,633
FHLB Stock	Level 3	5,444	5,444	5,917	5,917
Financial Liabilities
Demand deposits, savings, Now and
money market deposits	Level 1	232,685	234,057	226,524	228,851
Time deposits	Level 2	155,313	157,354	176,378	179,125
FHLB advances	Level 2	29,031	29,933	41,476	42,453
Borrowed funds	Level 2	5,025	5,025	6,394	6,398
Mortgagors' escrow accounts	Level 2	2,349	2,349	4,628	4,628
Accrued interest payable	Level 1	60	60	99	99

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of September 30, 2013 and December 31, 2012 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such dates.

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

Unrecognized financial instruments—Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2013 and December 31, 2012.

The following table represents a further breakdown of investment securities and other financial instruments measured at fair value on a recurring basis.

	Fair Value At September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$6,634	$-	$6,634
U.S. Government agency mortgage-backed obligations	-	10,499	-	10,499
U.S. Government agency collateralized mortgage obligations	-	3,907	-	3,907
Private label collateralized mortgage obligations	-	269	-	269
Auction-rate trust preferred securities	-	6,171	-	6,171
Mutual fund - mortgage-backed securities	506	-		506

	Fair Value At December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,029	$-	$1,029
U.S. Government agency mortgage-backed obligations	-	13,960	-	13,960
U.S. Government agency collateralized mortgage obligations	-	985	-	985
Private label collateralized mortgage obligations	-	294	-	294
Auction-rate trust preferred securities	-	7,216	-	7,216

The following table represents assets measured at fair value on a non-recurring basis.

	Fair Value At September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	16,085	$16,085
Foreclosed real estate	-	-	887	887
Mortgage servicing rights	-	-	1,560	1,560

	Fair Value At December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	30,709	$30,709
Foreclosed real estate	-	-	735	735
Mortgage servicing rights	-	-	1,633	1,633

During the nine months ended September 30, 2013, the following fair values of those reflected in the above table were remeasured:

•      $ 8.1 million in collateral dependent impaired loans,
•      $887,000  in foreclosed real estate, and
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2013 and 2012 together with the audited financial statements as of and for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.

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

(a)  Overview

As of September 30, 2013, the Company had $487.3 million of total assets, $391.9 million of gross loans receivable, and $388.0 million of total deposits. Total equity capital at September 30, 2013 was $59.4 million.

The Company had a net loss for the quarter ended September 30, 2013 of $1.0 million (or basic and diluted loss per share of $0.16) as compared to a net loss of $6.2 million (or basic and diluted loss per share of $0.93) for the third quarter of 2012. The improvement in the Company’s net loss was largely attributable to a $10.0 million decrease in the provision for loan losses to $300,000 for the three months ended September 30, 2013 compared to the provision for loan losses of $10.3 million for the same period in 2012.

The Company’s operating results for the third quarter of 2013, when compared to the same period of 2012, were influenced by the following factors:

•
Net interest income decreased by $773,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets primarily attributable to a decline in yields in the loan portfolio, which were partially offset by decreases in liability volumes and lower rates paid on interest bearing liabilities;

•	Provision for loan losses decreased by $10.0 million primarily due to a substantial reduction in net charge-offs during the third quarter of 2013;

32

•
Noninterest income decreased by $585,000 primarily because of a $584,000 decrease in gains on sales of mortgage loans during the three months ended September 30, 2013 compared to the same period of 2012;

•
Noninterest expenses increased by $286,000, or 5.7%, during the third quarter of 2013 compared to the same period of 2012 primarily due to increases in compensation of $335,000, insurance expenses of $113,000, FDIC insurance premiums of $42,000, and occupancy expenses of $40,000, partially offset by decreases in professional fees of $264,000 and directors compensation of $88,000.

The Company had a net loss for the nine months ended September 30, 2013 of $6.4 million (or basic and diluted loss per share of $0.97) as compared to a net loss of $9.6 million (or basic and diluted loss per share of $1.44) for the nine months ended September 30, 2012. The decrease in the Company’s net loss was largely attributable to a $12.8 million decrease in the provision for loan losses from $17.0 million to $4.2 million and a decrease in the income tax benefit from $5.1 million to none for the nine months ended September 30, 2013.

In concert with many of the factors cited above in the comparison of third quarter operating results, the nine month year-over-year comparisons are similarly influenced, particularly in net interest income, provision for loan losses, noninterest income and non-interest expenses.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. We engage an independent firm to review our commercial loan portfolio at least quarterly and adjust our loan ratings based in part upon this review. In addition, our banking regulator, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets were $487.3 million as of September 30, 2013, a decline of $39.1 million or 7.4% from $526.4 million as of December 31, 2012. Loans receivable, gross of $391.9 million decreased by $40.4 million or 9.3%, and investment securities decreased by $1.8 million, or 3.6%, partially offset by an increase in cash and cash equivalents of $3.2 million or 13.8%. The loan portfolio decreased during the period by type as follows: real estate loans decreased by $32.2 million or 8.7%; commercial business loans decreased by $6.4 million, or 19.3%; and consumer loans (mostly home equity loans) decreased by $1.9 million, or 6.2%. The reduction in the loan portfolio was primarily due to the $20.8 million in loan sales in June 2013 as well as contractual amortization, repayments, charge offs, and decreased loan demand.

Total liabilities were $427.8 million at September 30, 2013 compared to $459.5 million at December 31, 2012. Deposits decreased $14.9 million, or 3.7%, to $388.0 million at September 30, 2013 from $402.9 million at December 31, 2012. Between December 31, 2012 and September 30, 2013, core deposits (defined as all deposits other than certificates of deposit) of $232.7 million increased $6.2 million while certificates of deposit of $155.3 million decreased $21.1 million. Management attributes the increase in core deposits primarily to depositor preference to maintain funds in more liquid deposits given the unfavorable risk/return for maturity extension in certificates of deposit and the expectation for higher market interest rates in future periods. Advances from the Federal Home Loan Bank of Boston decreased by $12.5 million, from $41.5 million at December 31, 2012 to $29.0 million at September 30, 2013, as the Bank repaid most of the maturing advances. Other borrowed funds decreased $1.4 million, to $5.0 million from $6.4 million over the same period.

Total stockholders’ equity was $59.4 million at September 30, 2013 compared to $66.9 million at December 31, 2012. The decrease in stockholders’ equity was due to the net loss of $6.4 million for the nine month period ended September 30, 2013 and an increase in unrealized loss in available for sale investment securities of $1.1 million.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2013 and 2012

General. For the three months ended September 30, 2013, the Company incurred a net loss of $1.0 million compared to a net loss of $6.2 million for the same period in 2012. In the third quarter of 2012, the Company incurred a pre-tax loss of $9.4 million before the tax benefit of $3.2 million. The year-over-year improvement in net loss was the result of a decrease in the provision for loan losses of $10.0 million offset by decreases in net interest income of $773,000 and in noninterest income of $585,000.  For the nine months ended September 30, 2013, the Company recorded a net loss of $6.4 million compared to net loss of $9.6 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, the Company incurred a pre-tax loss of $14.6 million before the tax benefit of $5.0 million. The $8.2 million year-over-year decrease in pre-tax loss consisted of a decrease of $12.8 million in provision for loan losses, a decrease in net interest income of $1.7 million and a decrease of $836,000 in noninterest income partially offset by an increase of $2.1 million in noninterest expenses.

For the Three Months Ended September 30, 2013 and 2012

Net Interest Income.  Net interest income for the quarter ended September 30, 2013 totaled $3.9 million compared to $4.6 million for the quarter ended September 30, 2012, a decrease of $773,000, or 16.7%. The $1.1 million, or 19.6%, decrease in interest on loans is due to both volume and rate. For the quarter ended September 30, 2013, average interest earning assets decreased $56.6 million, or 11.3%, to $444.2 million from $500.8 million for the quarter ended September 30, 2012. Of this $56.6 million decrease, $41.1 million was due to a decrease in the average balance of loans and $15.5 million in average investments. The decrease in average loans was driven primarily by reductions in average balances for commercial mortgages, construction loans, residential mortgages and home equity loans. These decreases in loans were primarily attributable to the loan sales in June 2013 as well as loan runoff and payoffs exceeding the slow loan demand year-over-year. The decrease in average investments was caused by a decrease in mortgage-backed securities, resulting from ongoing scheduled paydowns and prepayments on the underlying mortgage loans. The continued decline in market interest rates and the continuation of the change in asset mix from loans and investment securities to lower yielding cash equivalents caused the weighted average yield for interest earning assets to decrease by 52 basis points to 4.18% for the quarter ended September 30, 2013 as compared to 4.70% for the third quarter of 2012.

Interest expense for the quarter ended September 30, 2013 of $825,000 was comprised of deposit interest expense and interest on borrowed funds of $652,000 and $173,000, respectively. These amounts are compared to $887,000 and $370,000, respectively, for the same period in 2012. During the quarter ended September 30, 2013, average interest bearing liabilities decreased $38.7 million, or 8.2%, to $431.3 million for the third quarter of 2013 from $470.0 million for the same period in 2012. This shift in average interest bearing liability balances reflects a reduction in average FHLB advances of $22.0 million and interest bearing deposits of $16.6 million, respectively. The decrease in average FHLB advances was caused by the payoff of FHLB advances at maturity due to their higher cost than other funding sources.  The decrease in average deposits was caused by a greater movement out of time deposits offset by an increase in lower cost transaction and savings accounts. These changes caused the weighted cost of interest bearing liabilities to decrease by 31 basis points to 0.76% for the quarter ended September 30, 2013 as compared to 1.07% for the same period in 2012.

For the Nine Months Ended September 30, 2013 and 2012

Net Interest Income.  Net interest income for the nine months ended September 30, 2013 totaled $12.5 million compared to $14.2 million for the nine months ended September 30, 2012, a decrease of $1.7 million, or 12.2%. The $2.7 million, or 15.7%, decrease in interest on loans is due to both volume and rate.

During the nine months ended September 30, 2013, total average interest-earning assets declined $42.9 million, or 8.4%, to $469.7 million from $512.6 million for the period ended September 30, 2012. Of this $42.9 million decrease, the average balance of loans declined $31.9 million, or 7.1%, during the same period. The decrease in loans was attributable to the loan sales of $20.8 million in June 2013 as well as loan runoff and payoffs exceeding the slow loan demand year-over-year. The decrease in average investments of $11.0 million, or 17.6%, was caused by a decrease in mortgage-backed securities, resulting from ongoing scheduled paydowns and prepayments on the underlying mortgage loans. The continued decline in market interest rates and the continuation of the change in asset mix from loans and investment securities to lower yielding cash equivalents caused the weighted average yield for interest earning assets to decrease by 42 basis points to 4.37% for the nine months ended September 30, 2013 as compared to 4.79% for the same period in 2012.

Interest expense for the nine months ended September 30, 2013 of $2.9 million was comprised of deposit interest expense and interest on borrowed funds of $2.2 million and $716,000, respectively. These amounts are compared to $2.9 million and $1.3 million, respectively, for the same period in 2012. During the nine months ended September 30, 2013, total average interest bearing liabilities decreased $35.0 million, or 7.3%, to $443.6 million from $478.6 million for the nine months ended September 30, 2012.  This shift in average interest bearing liability balances reflects a reduction in average FHLB advances of $22.5 million and interest-bearing deposits of $14.0 million, respectively; this was partially offset by an increase in the average balance of other borrowed funds of $1.5 million. The decrease in average FHLB advances was caused by the payoff of FHLB advances at maturity due to their higher cost than other funding sources.  The decrease in average interest-bearing deposits was caused by a greater movement out of time deposits offset by an increase in non-interest bearing checking accounts and low cost transaction and savings accounts. This change caused the weighted cost of interest bearing liabilities to decrease by 29 basis points to 0.88% for the nine months ended September 30, 2013 as compared to 1.17% for the same period in 2012.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2013 and 2012. For the purpose of this table, average balances have been recalculated using the average daily balances and nonaccrual loans are included in average balances.

	For the Three Months Ended September 30,
	2013			2012
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans	$396,365	$4,416	4.42%	$437,430	$5,491	5.02%
Investment securities and Fed Funds sold	42,371	262	2.45	57,454	389	2.71
Federal Home Loan Bank stock	5,444	5	0.36	5,917	8	0.54
Total interest-earning assets	444,180	4,683	4.18%	500,801	5,888	4.70%
Non interest-earning assets	55,612			48,841
Total Assets	$499,792			$549,642
Interest-bearing liabilities
Certificate accounts	$157,564	535	1.35%	$185,202	$760	1.64%
Regular savings accounts & escrow	117,988	68	0.23	117,573	93	0.31
Checking and NOW accounts	86,839	33	0.15	76,894	14	0.07
Money market savings accounts	27,601	16	0.23	26,917	20	0.30
Total interest-bearing deposits	389,992	652	0.66	406,586	887	0.87
FHLB advances	29,104	171	2.33	51,137	356	2.78
Other borrowings	12,188	2	0.07	12,256	14	0.46
Total interest-bearing liabilities	431,284	825	0.76%	469,979	1,257	1.07%
Non interest-bearing liabilities	7,467			2,049
Total Liabilities	438,751			472,028
Total Stockholders' Equity	61,041			77,614
Total Liabilities and Stockholders' Equity	$499,792			$549,642
Net interest income		$3,858			$4,631
Net interest spread			3.42%			3.63%
Net interest margin			3.45%			3.70%
Average interest earning assets to average interest bearing liabilities			102.99%			106.56%

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2013 and 2012.  For the purpose of this table, average balances have been recalculated using the average daily balances and nonaccrual loans are included in average balances.

	For the Nine Months Ended September 30,
	2013			2012
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans	$418,443	$14,488	4.63%	$450,378	$17,190	5.09%
Investment securities and Fed funds sold	45,629	863	2.53	$56,186	1,192	2.83
Federal Home Loan Bank stock	5,595	16	0.38	$6,013	23	0.51
Total interest-earning assets	469,667	15,367	4.37%	512,577	18,405	4.79%
Non interest-earning assets	45,942			48,960
Total Assets	$515,609			$561,537
Interest-bearing liabilities
Certificate accounts	$165,563	1,830	1.48%	$193,977	2,580	1.77%
Regular savings accounts & escrow	117,646	226	0.26	114,733	271	0.31
Checking and NOW accounts	84,908	83	0.13	72,849	38	0.07
Money market savings accounts	26,964	51	0.25	27,565	67	0.32
Total interest-bearing deposits	395,081	2,190	0.74	409,124	2,956	0.96
FHLB advances	35,725	690	2.58	58,190	1,227	2.81
Other borrowings	12,763	26	0.27	11,306	33	0.39
Total interest-bearing liabilities	443,569	2,906	0.88%	478,620	4,216	1.17%
Non interest-bearing liabilities	7,224			2,570
Total Liabilities	450,793			481,190
Total Stockholders' Equity	64,816			80,347
Total Liabilities and Stockholders' Equity	$515,609			$561,537
Net interest income		$12,461			$14,189
Net interest spread			3.49%			3.62%
Net interest margin			3.55%			3.69%
Average interest earning assets to average interest bearing liabilities			105.88%			107.09%

The following table summarizes the changes in the components of net interest income attributable to both rate and volume for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended,			Nine Months Ended,
	September 30, 2013 compared			September 30, 2013 compared
	to September 30, 2012			to September 30, 2012
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Loans	$(473)	$(602)	$(1,075)	$(1,188)	$(1,514)	$(2,702)
Investment securities / Federal funds sold	(93)	(34)	(127)	(210)	(119)	(329)
Federal Home Loan Bank stock	(1)	(2)	(3)	(2)	(5)	(7)
Total interest income	(567)	(638)	(1,205)	(1,400)	(1,638)	(3,038)
Interest expense:
Certificate accounts	(103)	(122)	(225)	(354)	(396)	(750)
Regular savings accounts	-	(25)	(25)	9	(54)	(45)
Checking and NOW accounts	2	17	19	5	40	45
Money market savings accounts	1	(5)	(4)	(1)	(15)	(16)
Total deposit expense	(100)	(135)	(235)	(341)	(425)	(766)
FHLBB advances	(134)	(51)	(185)	(443)	(94)	(537)
Other borrowings	-	(12)	(12)	4	(11)	(7)
Total interest expense	(234)	(198)	(432)	(780)	(530)	(1,310)
Increase (decrease) in net interest income	$(333)	$(440)	$(773)	$(620)	$(1,108)	$(1,728)

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

All other loans, excluding loans that are individually evaluated, including those not considered impaired, are segregated into groups based on similar risk factors.  Each of these groups is then evaluated based on several factors to estimate credit losses.  Management will determine for each category of loans with similar risk characteristics the historical loss rate.  Historical loss rates provide a reasonable starting point for the Bank’s analysis; however, this analysis and loss trends do not form a sufficient basis, by themselves, to determine the appropriate level of the loan loss allowance.  Management also considers qualitative and environmental factors for each loan segment that are likely to impact, directly or indirectly, the inherent loss exposure of the loan portfolio.  These factors include but are not limited to: changes in the amount and severity of delinquencies, non-accrual and adversely classified loans, changes in local, regional, and national economic conditions that will affect the collectability of the portfolio, changes in the nature and volume of loans in the portfolio, changes in concentrations of credit, lending area, industry concentrations, or types of borrowers, changes in lending policies, procedures, competition, management, portfolio mix, competition, pricing, loan to value trends, extension and modification requests, and loan quality trends.  As of June 20, 2013, management added factors to assess with greater granularity loan quality trends, in particular, the changes and the trend in charge-offs and recoveries, change in volume of loans classified as Watch or Special Mention, and the changes in the quality of the Bank’s loan review system.  This analysis establishes factors that are applied to each of the segregated groups of loans to determine an appropriate level of loan loss allowance.

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the nine months ended September 30, 2013 and 2012:

	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
As of and for the Nine Months
Ended September 30, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Provision for loan losses	34	4,117	(570)	526	43	4,150
Charge-offs	(585)	(4,418)	(2,147)	(1,808)	(55)	(9,013)
Recoveries	-	590	102	514	5	1,211
Balance at September 30, 2013	$1,437	$5,181	$1,853	$1,957	$420	$10,848
Allowance related to loans:
Individually evaluated for impairment	$55	$155	$570	$590	$16	$1,386
Collectively evaluated for impairment	1,382	5,026	1,283	1,367	404	9,462
Total Allowance	$1,437	$5,181	$1,853	$1,957	$420	$10,848

Ending loan balance individually evaluated for impairment	$6,823	$3,230	$3,923	$2,810	$685	$17,471
Ending loan balance collectively evaluated for impairment	194,929	122,516	5,606	23,792	27,578	374,421
Total Loans	$201,752	$125,746	$9,529	$26,602	$28,263	$391,892

	Multi-Family and Commercial Real Estate
As of and for the Nine Months	Investor one- to-four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
Ended September 30, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$4,892
Provision for loan losses	-	-	-	-	-	3,689
Charge-offs	-	-	-	-	-	(4,351)
Recoveries	-	-	-	-	-	590
Subtotal						4,820
Redistributed through segment expansion	526	818	421	519	2,536	4,820
Segment ending balance as of June 30, 2013	526	818	421	519	2,536	4,820
Provision for loan losses in third quarter	(48)	150	33	186	107	428
Charge-offs in third quarter	-	-	-	(67)	-	(67)
Recoveries in third quarter	-	-	-	-	-	-
Segment balance at September 30, 2013	$478	$968	$454	$638	$2,643	$5,181
Allowance related to loans:
Individually evaluated for impairment	$22	$6	$75	$34	$18	$155
Collectively evaluated for impairment	456	962	379	604	2,625	5,026
Total Allowance	$478	$968	$454	$638	$2,643	$5,181

Ending loan balance individually evaluated for impairment	$1,182	$155	$350	$400	$1,143	$3,230
Ending loan balance collectively evaluated for impairment	15,232	32,288	21,799	21,324	31,873	122,516
Total Loans	$16,414	$32,443	$22,149	$21,724	$33,016	$125,746

As of and for the Nine Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended September 30, 2012
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,745	$3,745	$1,327	$754	$482	$8,053
Provision for loan losses	2,233	4,897	6,070	3,249	556	17,005
Charge-offs	(571)	(934)	(5,504)	(2,260)	-	(9,269)
Recoveries	4	-	-	6	2	12
Ending Balance	$3,411	$7,708	$1,893	$1,749	$1,040	$15,801
Allowance related to loans:
Individually evaluated for impairment	$-	$1,306	$-	$-	$-	$1,306
Collectively evaluated for impairment	3,411	6,402	1,893	1,749	1,040	14,495
Total Allowance	$3,411	$7,708	$1,893	$1,749	$1,040	$15,801

Ending loan balance individually evaluated for impairment	$7,050	$15,146	$13,382	$1,858	$262	$37,698
Ending loan balance collectively evaluated for impairment	203,261	9,242	128,139	32,421	30,735	403,798
Total Loans	$210,311	$24,388	$141,521	$34,279	$30,997	$441,496

At December 31, 2012
Allowance for loan losses:
Ending balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Allowance related to loans:
Individually evaluated for impairment	$5	$271	$119	$340	$1	$736
Collectively evaluated for impairment	1,983	4,621	4,349	2,385	426	13,764
Total Allowance	$1,988	$4,892	$4,468	$2,725	$427	$14,500

Ending loan balance individually evaluated for impairment	$4,541	$14,373	$8,286	$3,945	$300	$31,445
Ending loan balance collectively evaluated for impairment	204,463	119,176	18,347	29,025	29,826	400,837
Total Loans	$209,004	$133,549	$26,633	$32,970	$30,126	$432,282

The provision for loan losses was $4.2 million for the nine months ended September 30, 2013, compared to $17.0 million for the same period in 2012.  The decreased provision for the 2013 period was attributable to (i) management’s judgment that the inherent credit risk exposure in the loan portfolio has somewhat stabilized primarily due to the sale of $20.8 million in credit-impaired loans in the secondary market and (ii) a $1.5 million decrease in net charge-offs in the nine month period ended September 30, 2013.   In addition, residential mortgage, construction, multi-family, commercial residential, commercial business and consumer portfolios appear to have stabilized in many of our lending markets.   The balances of nonperforming loans decreased $13.8 million between December 31, 2012 and September 30, 2013, primarily due to $15.2 million of adversely classified loans sold in June 2013.  Adversely classified loans at September 31, 2013 decreased $15.2 million compared to December 31, 2012.  Adversely classified assets consisted primarily of loans rated substandard or doubtful in accordance with regulatory guidance.  Net charge-offs were $7.8 million during the nine months ended September 30, 2013, compared to $9.3 million during the nine months ended September 30, 2012.  Of the $7.8 million in net charge-offs, $5.1 million resulted from the June 2013 loan sales which consisted of primarily commercial real estate loans and construction and land development loans.

The following table provides information with respect to the Company’s nonperforming assets and impaired loans at the dates indicated.

	September 30,	December 31,
	2013	2012
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans	$10,053	$22,306
TDRs nonaccruing	7,013	8,277
Subtotal nonperforming loans	17,066	30,583
Foreclosed real estate	887	735
Total nonperforming assets	$17,953	$31,318

Total nonperforming loans to total loans	4.35%	7.07%
Total nonperforming assets to total assets	3.68%	5.95%

The following table shows the aggregate amounts of the Company’s adversely classified loans and criticized loans at the dates indicated:

	At September 30,	At December 31,
	2013	2012
Loans by risk grade:	(dollars in thousands)
Special mention	$34,782	$36,419
Substandard	24,290	39,578
Doubtful	97	-
Subtotal - Adversely classified loans	24,387	39,578
Total criticized loans	$59,169	$75,997

The $15.2 million net decrease in the level of adversely classified loans from December 31, 2012 to September 30, 2013 was primarily due to the June 2013 credit impaired loan sales which included $15.2 million in adversely classified loans.   Adversely classified loans are loans rated substandard or doubtful in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and focus in management’s estimates related to the allowance for loan losses.  In certain cases, where appropriate, specific allowances have been established to account for the increased credit risk of these assets. At September 30, 2013, $17.1 million of classified loans were nonperforming loans, compared to $30.6 million at December 31, 2012.

Noninterest Income.  The following table summarizes noninterest income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Service charge income	$195	$210	$555	$615
Gain on sales of loans	124	708	852	1,605
Fees for other services	139	165	429	553
Mortgage servicing income	88	68	255	187
Income from bank owned life insurance	71	75	211	226
Income from investment advisory services, net	68	46	207	154
Other income	25	23	72	77
Total noninterest income	$710	$1,295	$2,581	$3,417

Noninterest income was $710,000 for the quarter ended September 30, 2013 and $1.3 million for the same period in 2012, a decrease of 45.2%.     For the nine months ended September 30, 2013, noninterest income was $2.6 million compared to $3.4 million for the nine months ended September 30, 2012, a decrease of 24.5%.  The decrease in both periods is related to the gains associated with sales of one-to-four family fixed rate mortgages in the secondary market, which decreased by $584,000, or 82.5%, as a result of lower sales volume during the 2013 quarter.  The 2012 quarter had higher loan originations and loan sales than the 2013 quarter because it was a stronger refinance market with lower market mortgage interest rates.  For the nine months ended September 30, 2013, the gains associated with sales of one-to-four family fixed rate mortgages in the secondary market decreased by $753,000, or 46.9%, also as a result of lower sales volume. Mortgage servicing income increased by $20,000, or 29.4%, and $68,000, or 36.4%, for the respective three month and nine month periods due to growth in the mortgage servicing portfolio year-over-year.  Service charge income decreased by $15,000, or 7.1%, and $60,000, or 9.8%, for the three and nine month periods, respectively; these decreases were primarily attributable to a lower volume of overdraft transactions in the third quarter and year to date 2013 due to the Bank more aggressively monitoring and controlling such activity. Income from investment advisory services increased by $22,000 and $53,000, respectively, based on a higher level of brokerage sales activity during the 2013 periods. Fees for other services decreased by $26,000 and $124,000 for the quarter and nine months ended September 30, respectively. The decrease for the three months ended September 30, 2013 was primarily due to the decrease in loan prepayment penalty fees. The decrease for the nine month period ended September 30, 2013 was due to the decrease in both loan prepayment penalty fees and loan application fees.

Noninterest Expense.   The following table summarizes noninterest expense for the three months and the nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Compensation, taxes and benefits	$3,046	$2,711	$8,620	$8,025
Occupancy	604	564	1,802	1,714
Professional fees	312	576	1,608	1,113
FDIC insurance premiums	227	185	682	506
Insurance	149	36	430	109
Computer processing	197	179	577	548
Expenses on foreclosed properties, net	96	66	655	332
Writedowns on foreclosed properties	-	-	60	75
Property taxes on loan sales	11	-	776	-
Directors compensation	64	152	275	486
Advertising	115	122	310	408
Office supplies	61	63	170	169
Deposit related charge	-	-	-	712
Other expenses	417	359	1,348	1,019
Total	$5,299	$5,013	$17,313	$15,216

Noninterest expense was $5.3 million for the quarter ended September 30, 2013 compared to $5.0 million for the quarter ended September 30, 2012, an increase of $286,000 or 5.7%. For the nine month period ended September 30, 2013, noninterest expense was $17.3 million compared to $15.2 million for the nine month period ended September 30, 2012, an increase of $2.1 million, or 13.8%.

The quarter-over-quarter increase was primarily the result of increases in compensation, taxes and benefits of $335,000, insurance and surety bond expense of $113,000, expenses on foreclosed real estate of $30,000, FDIC insurance of $42,000, occupancy expense of $40,000, computer processing of $18,000, property taxes on loan sales of $11,000 and other expenses of $58,000 over the same period in 2012.  These increases were partially offset by decreases in professional fees of $264,000, directors’ compensation of $88,000, and advertising of $7,000. The $335,000 increase in compensation was attributable to increased staffing in executive management, lending and finance due to the 2013 hiring of key personnel. The $113,000 increase in insurance was due to premium increases in directors’ and officers’ liability and blanket bond insurance, resulting from regulatory issues. Expenses on foreclosed real estate increased by $30,000, or 45.5%, due to property taxes and other costs of acquiring and maintaining foreclosed real estate.  FDIC insurance premiums increased by $42,000, or 22.7%, due to the impact of the regulatory agreement.  The increase in occupancy expense was primarily due to the increase in maintenance service contracts for the improvement of overall bank security and maintenance service.  Other expenses increased by $58,000 or 16.2% primarily due to a $45,000 discount on a performing commercial real estate loan that was sold in the third quarter of 2013.  Professional fees were higher in 2012 due to the hiring of outside attorneys, advisors and consultants.  These costs related to the previously announced regulatory order as well as the use of consultants due to open positions.  The $88,000 decrease in director’s compensation was the result of fewer meetings in 2013.

The $2.1 million year-over-year increase in noninterest expense for the nine month period ended September 30, 2013 was primarily the result of $776,000 of property taxes in 2013 for delinquent property taxes incurred on credit impaired loans sold in the secondary market. Additionally, there were increases in compensation, taxes and benefits of $595,000, professional fees of $495,000, expense on foreclosed real estate of $323,000, FDIC insurance of $176,000, insurance and surety bond expense of $321,000, occupancy expense of $88,000, data processing of $29,000, and other expenses of $329,000 over the same period in 2012.  These increases were partially offset by decreases in advertising of $98,000, directors’ compensation of $211,000 and a $712,000 deposit related charge in 2012.  The reasons for the increases in compensation, FDIC insurance, insurance and surety bond expense, occupancy expense and other expenses are the same as those described above in the quarterly comparisons. The increase in professional fees was due to the hiring of outside attorneys, advisors and consultants in 2012 and the first half of 2013.  These costs related to the previously announced regulatory order as well as the use of consultants due to open positions, in particular, the interim Chief Financial Officer position and support. Expenses on foreclosed real estate increased by $323,000, or 97.3%, due to property taxes and other costs of acquiring and maintaining foreclosed real estate.  Other expenses increased by $329,000 due to increases in appraisal and electronic funds transfer expenses.  Additionally, $712,000 of expenses in the first quarter of 2012 for charges related to the underpayment of interest on certain certificates of deposit renewals was not incurred in the same period of 2013.  This was offset by $776,000 incurred in 2013 for delinquent property taxes on credit impaired loans sold in the secondary market.

Income Tax Expense (Benefit) The Company has reported no tax benefit for its pre-tax operating loss for the quarter ended September 30, 2013. At September 30, 2013, there was a 100% valuation allowance on the deferred tax asset. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The valuation allowance was established during the year ended December 31, 2012, at which time the Company had $5.3 million in net deferred tax assets related to the provision for loan losses and current year operating losses. Management concluded that it was more likely-than-not that the Company would not be able to realize its deferred tax assets and accordingly has established a 100% valuation allowance equal to the net deferred tax asset balance at September 30, 2013.  If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, management’s conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

Management regularly analyzes the Company’s tax positions and at September 30, 2013, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of September 30, 2013, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal and Connecticut income taxes for the years 2010-2012.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2013, cash and cash equivalents totaled $26.4 million, including federal funds sold of $7.5 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $28.0 million at September 30, 2013.  At September 30, 2013, the Bank had the ability to borrow a total of $100.1 million from the Federal Home Loan Bank of Boston; however, based on the collateral pledged, the Bank is currently able to borrow $82.7 million, of which $29.0 million in borrowings was outstanding.   The Bank also had other borrowed funds of $5.0 million in repurchase agreements with customers.  In addition, at September 30, 2013, the Bank had the ability to borrow $3.1 million from the Federal Reserve Bank Discount Window which was not utilized at September 30, 2013.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	September 30,	December 31,
(In thousands)	2013	2012
Commitments to extend credit:
Commercial loan committments	$9,171	$4,327
Unused home equity lines of credit	18,972	21,434
Commercial and industrial loan commitments	11,765	13,134
Amounts due on other commitments	8,075	20,790
Commercial letters of credit	2,152	3,964

Certificates of deposit due within one year of September 30, 2013 totaled $76.6 million, or 19.8% of total deposits.  If these deposits do not remain with the Bank, the Bank will need to seek other sources of funds, including other certificates of deposit, FHLB advances or other borrowings, and its available lines of credit.  Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on these maturing certificates of deposit.  Based on past experience, however, the Bank believes that a significant portion of our certificates of deposit will remain with us.  The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, the Bank has remained highly liquid.  The Bank is not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material decrease in liquidity.  The Bank expects that all of our liquidity needs, including the contractual commitments stated above and increases in loan demand, can be met by our currently available liquid assets and cash flows.  In the event loan demand was to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or the Federal Reserve Bank Discount Window.  The Bank expects that our currently available liquid assets and our ability to borrow from both the Federal Home Loan Bank of Boston and the Federal Reserve Bank would be sufficient to satisfy our liquidity needs without any material adverse effect on our liquidity.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company’s primary source of income is dividends received from the Bank.   Under the Agreement with the OCC, the Bank is restricted from declaring or paying any dividends or other capital distributions to the Company without prior written approval from the OCC.  This provision relates to up streaming intercompany dividends or other capital distributions from the Bank to the Company.  On a stand-alone basis, the Company had liquid assets of $7.4 million at September 30, 2013.

Effective June 4, 2013, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank.  The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-rated assets ratio of at least 13.00%.  Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the previously disclosed January 2012 Formal Agreement between the Bank and the OCC.  The Bank exceeded the IMCRs at September 30, 2013, with a Tier 1 leverage ratio of 10.48% and a total risk-based capital ratio of 16.56%.

As a source of strength to its subsidiary bank, the Company has liquid assets which the Company could contribute to the Bank if needed to enhance the Bank’s capital levels.  The Company’s liquid assets totaled approximately $7.4 million at September 30, 2013.  If the Company had contributed those assets to the Bank as of September 30, 2013, the Bank would have had a Tier 1 leverage ratio of approximately 11.83%.

On May 21, 2013, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions to shareholders without the prior written approval of the Federal Reserve Bank of Boston.

The following table is a summary of the Company’s consolidated and the Bank’s actual capital amounts and ratios at September 30, 2013 as computed under the regulatory guidelines.

At September 30, 2013	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$60,507	12.39%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	60,507	18.11%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	64,768	19.39%
The Bank
Tier 1 Leverage Capital (1)	$19,614	4.00%	$44,132	9.00%	$51,368	10.48%
Tier 1 Risk-Based Capital (2)	13,445	4.00%	N/A	N/A	51,368	15.28%
Total Risk-Based Capital (2)	26,890	8.00%	43,696	13.00%	55,654	16.56%

(1) Tier 1 capital to total assets.
(2) Tier 1 or total risk-based capital to risk-weighted assets.
(3) Effective June 4, 2013.

At December 31, 2012	Adequately Capitalized Requirements		Actual
(Dollars in thousands)	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	$66,929	12.71%
Tier 1 Risk-Based Capital (2)	N/A	N/A	66,929	19.35%
Total Risk-Based Capital (2)	N/A	N/A	71,378	20.64%
The Bank
Tier 1 Leverage Capital (1)	$21,087	4.00%	$52,618	9.98%
Tier 1 Risk-Based Capital (2)	14,105	4.00%	52,618	14.92%
Total Risk-Based Capital (2)	28,210	8.00%	57,162	16.21%

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

For the nine months ended September 30, 2013, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures.

(a)           Disclosure Controls and Procedures

Naugatuck Valley Financial Corporation’s Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934.  Based on that evaluation, and in light of material weaknesses in internal control over financial reporting that existed throughout this period as described below, management concluded that the Company’s disclosure and procedures were not effective as of September 30, 2013.

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

Allowances for Loan and Lease Losses:

☐
During the second and third quarters of 2013, management implemented new state-of-the-art software to improve the ALLL process through integrated data capture and automation of calculation and analysis.

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
☐
Strengthened internal controls by requiring additional detailed review of ALLL software data input and the resulting output and testing of all components of the Allowance for Loan and Lease Loss computations;

☐	Requiring additional analytical review procedures of the Allowance computations and detailed review of the Allowance for Loan and Lease computations by senior management.

Financial & Accounting:

☐
During the second quarter of 2013, hired a qualified and highly-experienced Chief Financial Officer with significant knowledge of GAAP, regulatory accounting and the banking industry who has the skills to effectively implement that knowledge.

☐	Increased oversight of the financial reporting process through the Audit Committee.
☐	Strengthened the month-end account reconciliation process with particular focus on the more complex matters.
☐	Enhanced management analysis and reporting related to higher order accounting transactions such as:
•        ALLL;
•        Troubled debt restructuring;
•        Accounting for non-accrual loans;
•        Foreclosed assets;
•        Yields on earning assets and cost of funds analysis;
•        Improved monitoring of accrued expenses; and
•        Analysis of monthly operating results versus prior periods and budget.
☐	Expanded account certification process to include other executive management.
☐	Increased oversight of the financial reporting process through the Audit Committee.
☐	Instituting additional preparer / reviewer verification procedures documented by reviewer sign-off.
☐	Requiring additional management level reviews of financial work papers, documented by reviewer sign-off.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Not applicable.

(b)           Not applicable.

(c)           The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2013.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

Naugatuck Valley Financial Corporation

Date: November 14, 2013	by:	/s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2013	by:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

