Form 10-K
period 2013-12-31
Naugatuck Valley Financial Corp
filed 2014-03-31
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 was $51,466,229.

As of March 21, 2014, there were 7,002,208 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Naugatuck Valley Financial operates, as well as nationwide, Naugatuck Valley Financial ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as may be required by applicable law or regulation, Naugatuck Valley Financial assumes no obligation to update any forward-looking statements.

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

Naugatuck Valley Financial’s business activity is the ownership of the outstanding capital stock of Naugatuck Valley Savings and management of the investment of offering proceeds retained from the offering. Naugatuck Valley Financial neither owns nor leases any property but instead uses the premises, equipment and other property of Naugatuck Valley Savings with the payment of appropriate rental fees, as required by applicable law and regulations. Naugatuck Valley Financial has no significant assets, other than all of the outstanding shares of Naugatuck Valley Savings and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Naugatuck Valley Savings.

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2013, Naugatuck Valley Savings met each of its capital requirements.

The Office of the Comptroller of the Currency imposed individual minimum capital requirements (“IMCRs”) on the Bank effective June 4, 2013. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-weighted assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the previously disclosed January 2012 Formal Agreement between the Bank and the OCC. The Bank exceeded the IMCRs at December 31, 2013 with a Tier 1 leverage ratio of 11.04% and a total risk-based capital ratio of 18.01%.

On May 21, 2013, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the Federal Reserve Bank of Boston.

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

Market Area

We are headquartered in Naugatuck, Connecticut, which is located in southwestern Connecticut approximately six miles south of Waterbury and 26 miles north of Bridgeport. Connecticut is one of the most attractive banking markets in the United States with a total population of approximately 3.6 million, per capita income of $37,807 and a median household income of $69,519, well above the U.S. median household income of $53,046, according to 2012 estimates from the United States Census Bureau. In addition to our main office, we operate nine branch offices in the greater Naugatuck Valley market, which we consider our market area. The greater Naugatuck Valley market encompasses the communities in the central and lower Naugatuck Valley regions in New Haven County, where our main office and eight of our branch offices are located, and Fairfield County, where one of our branch offices is located. The economy in our market area is primarily oriented to the service, retail, construction, and manufacturing industries. The median household and per capita income in New Haven County trailed the comparable figures for Connecticut as a whole, while the median household and per capita income in Fairfield County exceeded the comparable figures for Connecticut.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. In addition, banks owned by Bank of America Corporation, Wells Fargo & Company, J.P. Morgan Chase & Co. and TD Bank Financial Group, all of which are large national or super-regional bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds and other corporate and government securities.

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

Our Strategy

Our primary objective is to be a well-capitalized, profitable community banking organization, with an emphasis on balanced growth. This strategy is supported by a continued focus on building lending and deposit relationships with small and medium size businesses along with their owners and the general public. We consider ourselves to be an innovative team providing financial services focusing on the success of our customers. Our stated mission is: “To be Your Community Bank of choice, deliver superior service and products to our customers, build value for our shareholders and provide meaningful careers for our employees while supporting the communities we serve”. We will seek to achieve our objective through the following strategies:

Focus on Asset Quality. As a new executive management team, a strong credit culture is a high priority for us. We have developed a solid credit approval structure that will enable us to maintain a standard of asset quality that we believe is conservative while at the same time maintaining our lending objectives. We are focused on loan types and markets that we know well. We focus on total banking relationships that are well diversified in both size and industry types. With respect to commercial business lending, which is a growing focus of our lending activity, we view ourselves as cash flow lenders obtaining additional support from realistic collateral values, personal guarantees and secondary sources of repayment. We have a problem loan resolution process that is focused on quick detection and feasible solutions. We seek to maintain strong internal controls and subject our loans to periodic internal loan review as well as a third party loan review process.

Customer Focus. We are expanding the types of lending that we do while leveraging on our legacy businesses. Commercial and business banking relationships are being built to enhance our reputation for superior service. We focus on owner occupied commercial real estate and the deposit balances that accompany these relationships. New deposit products will be developed to bring these relationships into the Bank. The consumer business will be built around these business customers as we market to the employees of our customers. We are leveraging our historic mortgage business by growing consumer and home equity lending. Cross selling our current suite of deposit products and growing these new deposit products will be the key to our profitable growth.

Deposit Growth. Our focus is to continuously grow core deposits with an emphasis on total relationship banking from our business and retail customers. We are focusing on growing our market share in the communities we serve by providing exceptional customer service and focusing on relationship development. We are developing a suite of deposit products in an effort to compete with banks of any size in our markets. Our retail bankers are well seasoned with long term ties to the markets that they serve.

Community Involvement. We have committed to spending time and resources in marketing our name and increasing our involvement in the community. We received high marks in our Community Reinvestment Act exam for our work within the community and we will continue to promote our name recognition activities. We will continue to call locally to grow our market share where we are.

Process Improvement. We intend to leverage the technology that we already have to improve efficiencies. We will create teams throughout the Bank to examine the way that we do things and determine more efficient ways. We are in the process of critically examining all of our businesses and locations to determine their feasibility and profitability. We are becoming a mobile society and must continue to examine the way things have been done since the Bank was formed.

The Economy. We cannot change the economy or interest rates. We believe we have positioned the bank to grow in the coming years with a strong capital position, good core deposits from customers in our own market and loans to customers that we know well.

Talent Management. Our most important resource is our employees. As a service company we must train current employees, build a middle management team, and develop a team oriented atmosphere. Our compensation and staff development programs are aligned with our strategies to profitably grow loans and core deposits. Our incentive systems are designed to achieve high quality asset growth. We will align employee performance objectives with corporate growth strategies and adding to shareholder value.

Lending Activities

General. Our loan portfolio consists of one- to four-family residential mortgage loans, multi-family and commercial real estate loans, construction loans, commercial business loans and consumer loans. Substantially all of our loans are made to borrowers residing within Connecticut.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Real estate loans:
One-to four-family	$186,985	50.47%	$209,004	48.33%	$217,893	45.84%
Construction and land development	5,609	1.51%	26,633	6.16%	26,245	5.52%
Multi-family and commercial real estate	123,134	33.23%	133,549	30.89%	160,858	33.84%

Total real estate loans	315,728	85.21%	369,186	85.38%	404,996	85.20%

Commercial business loans	25,506	6.88%	32,970	7.63%	36,645	7.71%
Consumer loans:
Cash secured	548	0.15%	680	0.16%	847	0.18%
Personal	206	0.06%	77	0.04%	197	0.04%
Automobile	1,567	0.42%	540	0.12%	509	0.11%
Home equity	26,960	7.28%	28,829	6.67%	32,157	6.76%

Total consumer loans	29,281	7.91%	30,126	6.99%	33,710	7.09%

Total loans	370,515	100.00%	432,282	100.00%	475,351	100.00%

Less:
Allowance for loan losses	9,891		14,500		8,053
Deferred loan origination fees	56		169		333

Loans receivable, net	$360,568		$417,613		$466,965

	At December 31,
	2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent

Real estate loans:
One-to four-family	$219,286	45.66%	$229,693	48.08%
Construction	29,887	6.22%	42,962	8.99%
Multi-family and commercial real estate	160,235	33.36%	134,931	28.24%

Total real estate loans	409,408	85.24%	407,586	85.31%

Commercial business loans	34,742	7.23%	31,325	6.56%
Consumer loans:

Cash secured	956	0.20%	1,113	0.23%
Personal	236	0.05%	256	0.05%
Automobile	168	0.03%	230	0.05%
Home equity	34,807	7.25%	37,276	7.80%

Total consumer loans	36,167	7.53%	38,875	8.13%

Total loans	480,317	100.00%	477,786	100.00%

Less:
Allowance for loan losses	6,393		3,996
Deferred loan origination fees	403		486

Loans receivable, net	$473,521		$473,304

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loans repricing or maturing during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated maturity are reported as due in one year or less.

	Within	Over	Due After
	One year	1-5 years	5 years	Total
	(In thousands)
Real estate loans:
One-to-four family	$31	$4,133	$182,821	$186,985
Construction	3,987	983	639	5,609
Multi-family and commercial real estate	4,636	3,279	115,219	123,134
Total real estate loans	8,654	8,395	298,679	315,728
Commercial business loans	9,581	7,776	8,149	25,506
Consumer loans	976	10,443	17,862	29,281
	$19,211	$26,614	$324,690	$370,515

Management monitors the Bank’s concentration of credit on a monthly basis to ensure the Bank is operating within policy limits for each portfolio segment. The Bank’s credit policy has concentration limits for each portfolio segment as a percentage of our total regulatory capital (defined as Tier 1 capital plus the allowance for loan losses). The following table sets forth these policy limits and our compliance with them at December 31, 2013.

Loan Portfolio	Policy Limit	Percentage at December 31, 2013
Residential Real Estate (1)	500%	292.86%
Commercial real estate (2)	275%	192.86%
Commercial business	250%	39.95%
Consumer	75%	3.72%

(1)	Includes owner-occupied residential loans and home equity lines and loans.
(2)	Includes multi-family loans, land and land development loans, but excludes owner occupied properties.

One- to Four-Family Residential Loans. We originate mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We generally offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed- rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The investors who may purchase our mortgage loans also determine our level of competitiveness. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We offer fixed rate mortgage loans with terms of either 10, 15, 20 or 30 years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically in excess of 2% over the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

We do not engage in “subprime lending” or offer “Alt-A” loans.

Loan originations come from a number of sources. The primary source of loan originations is our in house loan originators, and to a lesser extent, local mortgage brokers and referrals from customers.

Originations and Sales of One-to-Four Family Residential Loans. Consistent with our asset/liability management strategy, we sell a significant portion of our one-to-four family residential loans into the secondary market. Commitments to sell these mortgage loans generally are made during the period between the taking of the loan application and the closing of the mortgage loan. Most of these sale commitments are made on a “best efforts” basis whereby we are only obligated to sell the mortgage if the mortgage loans is approved and closed. As a result, management believes that market risk is minimal. In addition, some of our mortgage loan production is brokered to other lenders prior to funding.

The Bank originates government-insured residential mortgage loans that are sold servicing released. The Bank also originates conventional residential mortgage loans for its portfolio and for sale, on both a servicing rights retained and released basis.

The Bank has not been required to repurchase any loans sold to any of its investors. Loan repurchases can be required on loans previously sold upon the occurrence of conditions established in the loan sale contract, including default by the borrower.

Mortgage Servicing. The Bank services loans for investors, including the Federal Home Loan Mortgage Corporation (Freddie Mac) and other financial institutions. These loans are originated by the Bank and then sold without recourse to our investors. The Bank continues to service these loans and remits the payments received to the investor. The amounts of these loans in the Bank’s mortgage loan servicing portfolio were approximately $142.17 million and $135.16 million at December 31, 2013 and 2012, respectively.

The balance of mortgage servicing rights, included in other assets, and the changes therein for the years ended December 31, 2013, 2012, and 2011 were as follows:

(In thousands)	2013	2012	2011
Balance at beginning of the year	$1,039	$700	$364
Servicing rights capitalized	380	692	478
Amortization of servicing rights	(370)	(323)	(114)
Periodic impairment	44	(30)	(28)
Balance at the end of the year	$1,093	$1,039	$700

Multi-Family and Commercial Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings, offices, retail and other income producing properties, as well as owner-occupied properties used for businesses.

We originate multi-family and commercial real estate loans for terms generally up to 20 years. Interest rates and payments on adjustable-rate loans adjust every one, three, five or ten years. Interest rates on our adjustable rate loans generally are adjusted to a rate typically equal to 2.00% to 3.00% above the one-year, three-year, five-year or ten-year Federal Home Loan Bank classic advance rate. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 75% of the appraised value for owner-occupied properties and 70% for non-owner occupied properties.

The largest outstanding multi-family real estate loan at December 31, 2013 had an outstanding balance of $727 thousand and was performing according to its original terms at December 31, 2013.

Our largest commercial real estate loan relationship at December 31, 2013 involved three loans totaling $5.70 million. These loans were performing according to their original terms at December 31, 2013.

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with a maximum term of 30 years. Our largest residential construction loan at December 31, 2013 had an outstanding balance of $679 thousand. This loan was performing according to its terms at December 31, 2013. We also make commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan or, in the case of a single family subdivision or construction or builder loan, be paid in full with the sale of the property after construction is complete. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% to 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser, depending on the type of property. We also require an inspection of the property before disbursement of funds during the term of the construction loan for both residential and commercial construction loans.

We originate land loans to individuals on approved residential building lots for personal use for terms of up to 20 years and to a maximum loan-to-value ratio of 75% of the lower of the appraisal value or purchase price. Our land loans adjust annually after a five-year initial fixed period. Interest rates after adjustment are equal to an additional interest spread above the one-year constant maturity Treasury index.

We also originate loans to local contractors and developers for the purpose of making improvements to, and on, approved subdivisions and condominium projects within two years of the date of the original loan. Such loans generally are written with a maximum loan-to-value ratio of 80% of the lower of the appraised value or purchase price of the land. These loans adjust when and as the index changes at a rate that is generally equal to the prime rate as published in The Wall Street Journal plus an additional interest spread. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

Commercial Business Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area. We offer a variety of commercial lending products. These loans are typically secured, primarily by business assets. These loans are originated with maximum loan-to-value ratios of 75% of the value of the business assets. We originate one- to ten-year term loans for the acquisition of equipment or business expansion, lines of credit for seasonal financing needs and demand loans for short term financing needs with specific repayment sources. Commercial business loans are generally written at variable rates which use the prime rate as published in The Wall Street Journal as an index and, depending on the qualifications of the borrower, an additional interest spread. These rates will change when and as the index rate changes without caps. Fixed-rate loans are written at market rates determined at the time the loan is granted and are based on the length of the term and the qualifications of the borrower. Our largest commercial business loan relationship at December 31, 2013 was in the amount of $1.04 million. This $1.04 million relationship consisted of two term loans outstanding at December 31, 2013 and were performing according to their original terms at December 31, 2013. The single largest commercial business loan at December 31, 2013 was a $1.0 million fully extended line of credit to a business. This line of credit was performing according to its original terms at December 31, 2013.

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

Loan Underwriting Risks

Adjustable Rate Loans. Due to historically low interest rate levels, borrowers generally have preferred fixed rate loans in recent years. While we anticipate that our adjustable rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

The following table sets forth the dollar amount of all loans at December 31, 2013 and have either fixed interest rates or floating or adjustable rates. The amounts shown below exclude applicable loans in process, non performing loans and deferred loan fees, net.

	At December 31, 2013
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$168,299	$18,686	$186,985
Construction	940	4,669	5,609
Multi-family and commercial real estate	10,578	112,556	123,134
Total real estate loans	179,817	135,911	315,728
Commercial business loans	10,173	15,333	25,506
Consumer loans	11,247	18,034	29,281
Total loans	$201,237	$169,278	$370,515

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

The following approval authorities have been instituted for all commercial credits:

Credit Exposure Amount	Approval Authority
Loans < $250,000	Chief Credit Policy Officer or any Executive Credit Committee member
Loans > $250,000 to $1.5 million	Executive Credit Committee
Loans >$1.5 million to $3 million	Board Loan / Asset Quality Committee
Loans >$3 million	Full Board

In order for a credit to progress to the next higher level of approval, it must first be approved and recommended by the subordinate approval authority. Likewise, unanimous votes are required at the Executive Credit Committee level for a credit to be approved or recommended to Board Loan / Asset Quality Committee.

For one-to-four family loans and owner occupied residential construction loans, two underwriters or one underwriter and the Group Head of Consumer and Residential Lending and Loan Servicing or a member of the Executive Credit Committee may approve loans up to $800,000. Loans from $800,000 to $1.5 million are approved by the Executive Credit Committee. Loans from $1.5 million to $3 million require the approval of the Board Loan / Asset Quality Committee and loans in excess of $3 million require the approval of the full Board of Directors.

The Board of Directors approved the following positions to serve as Consumer Loan Committee for approving consumer credit applications: President, Chief Credit Policy Officer, Residential Lending Manager and the Consumer Loan Manager. The Board of Directors set the following loan approval limits for consumer loans:

$5,000 or less	Any Committee member.
$5,000 to $200,000	Any two members of the Committee
$200,000 to $1.2 million	Requires Board Loan Committee approval.
Over $1.2 million	Requires full Board approval

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and allowance for loan losses. At December 31, 2013, our regulatory limit on loans to one borrower was $9.58 million. At that date, our largest lending relationship was $7.17 million and consisted of two commercial mortgages, one commercial line of credit and a residential mortgage loan, all of which were performing according to their original repayment terms. We also maintain a “house limit” (also known as a comfort limit) at $5 million. This limit does not apply to credits in good standing which were established prior to April 30, 2013; although we will attempt to bring all credits in excess of the house limit into compliance by December 31, 2014. The house limit defines a point at which the Bank may still prudently lend but which will require enhanced monitoring due to size alone.

Loan Commitments. We issue commitments for fixed rate and adjustable rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 45 days or less.

Credit Risk Management

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. To address increased problem assets, we have placed our attention and resources on loan workouts. A new team of two officers with significant loan workout experience have been given responsibility for problem commercial loans. The new officers are contacting problem borrowers and following up more rigorously to improve our chances of a successful outcome in our workout efforts. During 2013, the Bank tightened its underwriting policies including more stringent loan to value and debt service coverage requirements. In addition, we engaged an outside loan review firm to perform quarterly reviews of the commercial loan portfolio. These reviews involve the analysis of our large borrowers, delinquent relationships, and loans which are classified and criticized. They also evaluate the loans for impairment to determine if a specific reserve is required on the loan.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. If payment is not received by the 30th day of delinquency, additional letters and phone calls are made. At 60 days, we send a letter notifying the borrower that we will commence foreclosure proceedings against any real property that secures a mortgage loan or attempt to repossess any personal property that secures a consumer loan if not brought current within 30 days. At this point, we may consider loan workout arrangements with certain borrowers under certain circumstances. If our workout efforts are unsuccessful, we generally commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. At 90 days, our attorney issues an acceleration letter. At 120 days delinquent, foreclosure action commences. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or taken by the Bank as other real estate owned.

Management informs the board of directors on a monthly basis of the amount of loans delinquent more than 30 days. Management also provides detailed reporting of loans greater than 90 days delinquent, all loans in foreclosure and all foreclosed and repossessed property that we own. The Board of Director’s Loan /Asset Quality Committee meets on a semi-monthly basis with the loan workout officers to review delinquent loans and monitor management’s and outside council’s progress with loan workout and exit strategies.

Analysis of Nonperforming and Classified Assets. When a loan becomes more than 90 days delinquent, the loan is placed on nonaccrual status at which time the accrual of interest ceases, the interest previously accrued to income is reversed and the interest payments on a nonaccrual loan are accounted for on the cost recovery method whereby the interest payment is applied to the outstanding principal balance of the loan.

We consider foreclosed real estate and loans that are more than 90 days past due to be nonperforming assets. Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid balance of the loan, or fair market value less its cost to sell at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property are charged against income.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans are evaluated for impairment on an individual basis. At December 31, 2013 and December 31, 2012, 107 and 131 loans, respectively, were considered impaired.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Nonaccrual loans:
One- to four-family	$2,439	$1,506	$1,682	$2,365	$1,352
Construction	1,721	7,157	5,247	1,931	1,250
Multi-family and commercial real estate	1,001	5,249	4,041	5,136	2,114
Commercial business	2,469	3,327	1,181	1,276	452
Consumer	322	131	295	419	358

Total	7,953	17,370	12,446	11,127	5,526
Troubled debt restructurings (nonaccrual)	5,430	8,278	12,235	6,761	474

Total nonperforming loans	13,383	25,648	24,681	17,888	6,000
Foreclosed real estate and other repossessed assets	1,846	735	873	421	140

Total nonperforming assets	$15,229	$26,383	$25,554	$18,309	$6,140

Total nonperforming loans to total loans	3.61%	5.93%	5.19%	3.73%	1.26%
Total nonperforming loans to total assets	2.75%	4.87%	4.31%	3.15%	1.08%
Total nonperforming assets to total assets	3.13%	5.01%	4.47%	3.22%	1.10%

Other than disclosed in the above table and in the classified loans table below, management believes that there are no other loans at December 31, 2013 and December 31, 2012 that we have serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Interest income that would have been recorded for the years ended December 31, 2013 and 2012 had non accruing loans been current according to their original terms amounted to $816,000 and $1.6 million, respectively. The Company accounted for interest payments received on nonaccrual loans on the cash-basis method or the cost recovery method. For the years ended December 31, 2013, 2012 and 2011, interest income recognized on nonaccrual loans on the cash-basis method was $831,000, $948,000 and $715,000, respectively. For the years ended December 31, 2013 and 2012, the amounts of interest payments applied to principal under the cost recovery method was $314,000 and $274,000, respectively.

Troubled debt restructurings (“TDRs”) occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the substitution or addition of borrower(s). Generally, we will not return a troubled debt restructuring to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months.

During 2013, we modified 17 loans with aggregate outstanding balances of $3.1 million, either by a reduction of the interest rates, an extension of the terms, and/or interest only payments. As of December 31, 2013, seven loans with aggregate balances of $1.0 million are either paying as modified with a current payment status or have paid off. Ten loans with aggregate balances of $2.1 million had returned to nonaccrual status as of December 31, 2013.

Nonperforming assets totaled $15.2 million, or 3.13% of total assets, at December 31, 2013, which was a decrease of approximately $11.2 million, or 42.3%, from December 31, 2012. Nonperforming loans, comprised of nonaccrual loans and nonaccruing TDRs, accounted for 87.9% of the total nonperforming assets at December 31, 2013. Nonperforming assets totaled $26.4 million, or 5.01% of total assets, at December 31, 2012, which was an increase of approximately $829,000, or 3.2%, from December 31, 2011. Nonperforming loans accounted for 97.2% of the total nonperforming assets at December 31, 2012.

At December 31, 2013, our allowance for loan losses represented 2.67% of total gross loans and 73.91% of nonperforming loans compared to 3.36% of total gross loans and 56.53% of nonperforming loans at December 31, 2012. The allowance for loan losses decreased $4.6 million from $14.5 million at December 31, 2012 to $9.9 million at December 31, 2013. The decrease in the allowance was largely the result of net charge-offs of $8.8 million partially offset by a $4.2 million in provision for loan losses, during the period. The provision was based primarily on the decrease in the level of nonperforming assets during 2013.

The following table provides information with respect to the activity within our nonperforming loans for the years ended December 31, 2013 and 2012.

Nonperforming Loans

(In thousands)

Balance at December 31, 2011		$24,681

Additions to nonperforming loans		11,911

Removed from nonperforming loans:
Loans brought current	(809)
Paid in full	(429)
Foreclosure	(664)
Charged off	(8,453)
Total removed		(10,355)

Other balance charges		(589)

Balance at December 31, 2012		25,648

Additions to nonperforming loans		17,187

Removed from nonperforming loans:
Loans brought current	(1,684)
Paid in full or sold	(18,369)
Foreclosure	(3,729)
Charged off	(5,670)
Total removed		(29,452)

Balance at December 31, 2013		$13,383

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

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At December 31,
(In thousands)	2013	2012
Special mention	$32,511	$36,786
Substandard (1)	16,289	39,811
Doubtful	93	179
Loss	-	-

Total classified loans	$48,893	$76,776

(1)	In June 2013, the Company added an additional risk grade to further delineate the Bank’s risk profile. At December 31, 2013, the Company’s substandard loans consisted of $3,733 in substandard-accruing and $12,556 in substandard-nonaccruing loans for an aggregate of $16,289 in substandard loans.

Special mention assets at December 31, 2013 and December 31, 2012, each included loans in the amount of $102,000 and $82,000, respectively, which were nonaccrual. Substandard assets at December 31, 2013 and December 31, 2012 included nonaccrual loans of $12.6 million and $25.0 million, respectively. Doubtful assets at December 31, 2013 and December 31, 2012 included nonaccrual loans of $93,000 and $179,000, respectively. In June 2013, in connection with the Company’s plan to reduce the level of impaired loans, the Company sold $20.8 million in credit impaired loans which resulted in $5.1 million in net charge-offs against the Company’s allowance for loan losses. This loan sale and management’s workout efforts were the primary reasons for the decrease in classified assets during 2013.

Delinquencies. The following table provides information about delinquencies in our loan portfolios at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	Delinquencies
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
As of December 31, 2013
(In thousands)
Real estate loans
One-to-four family	$1,217	$397	$2,564	$4,178	$182,807	$186,985	$-
Construction and land development	970	538	1,799	3,307	2,302	5,609	-
Multi-family and commercial real estate:							-
Investor owned one-to-four family and multi-family	861	-	621	1,482	14,890	16,372	-
Industrial and Warehouse	-	-	32	32	29,964	29,996	-
Office buildings	-	108	206	314	21,098	21,412	-
Retail properties	423	-	-	423	23,096	23,519	-
Special use properties	346	-	169	515	31,320	31,835	-
Subtotal Multi-family and commercial real estate	1,630	108	1,028	2,766	120,368	123,134	-
Commercial business loans	487	153	1,598	2,238	23,268	25,506	-
Consumer loans:
Home equity loans	155	28	142	325	26,635	26,960	-
Other consumer loans	2	3	-	5	2,316	2,321	-
Subtotal Consumer	157	31	142	330	28,951	29,281	-
Total	$4,461	$1,227	$7,131	$12,819	$357,696	$370,515	$-

	Delinquencies
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
As of December 31, 2012
(In thousands)
Real estate loans
One-to-four family	$1,820	$430	$3,688	$5,938	$203,066	$209,004	$-
Construction	221	-	9,156	9,377	17,256	26,633	-
Multi-family and commercial real estate	464	-	9,031	9,495	124,054	133,549	-
Commercial business loans	553	-	3,500	4,053	28,917	32,970	-
Consumer and other	1,353	140	273	1,766	28,360	30,126	-
Total	$4,411	$570	$25,648	$30,629	$401,653	$432,282	$-

The significant decrease in delinquencies is attributed to management’s loan workout efforts, including the June 2013 sale of credit impaired loans.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for the known and inherent risks in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are needed a provision for loan losses is charged against earnings. The recommendations for increases or decreases to the allowance are presented by management to the board of directors on a quarterly basis.

On a quarterly basis, or more often if warranted, management analyzes the loan portfolio. For individually evaluated loans that are considered impaired, an allowance will be established based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependent, the fair value of the collateral. (A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the original contractual terms of the loan agreement.)

All other loans, excluding loans that are individually evaluated, including those not considered impaired, are segregated into groups based on similar risk factors. Each of these groups is then evaluated based on several factors to estimate credit losses. Management will determine for each category of loans with similar risk characteristics the historical loss rate. Historical loss rates provide a reasonable starting point for the Bank’s analysis, however, this analysis and loss trends do not form a sufficient basis, by themselves, to determine the appropriate level of the loan loss allowance. Management also considers qualitative and environmental factors for each loan segment that are likely to impact, directly or indirectly, the inherent loss exposure of the loan portfolio. These factors include but are not limited to: changes in the amount and severity of delinquencies, non-accrual and adversely classified loans, changes in local, regional, and national economic conditions that will affect the collectability of the portfolio, changes in the nature and volume of loans in the portfolio, changes in concentrations of credit, lending area, industry concentrations, or types of borrowers, changes in lending policies, procedures, management, portfolio mix, competition, pricing, loan to value trends, extension and modification requests, and loan quality trends. As of June 30, 2013, management added factors to assess with greater granularity loan quality trends, in particular, the changes and the trend in charge-offs and recoveries, change in volume of loans classified as Watch or Special Mention, and the changes in the quality of the Bank’s loan review system. This analysis establishes factors that are applied to each of the segregated groups of loans to determine an appropriate level of loan loss allowance.

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

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Allowance at beginning of period	$14,500	$8,053	$6,393	$3,996	$2,869
Provision for loan losses	4,150	17,725	4,293	3,360	1,144
Less: Charge offs:
Real estate loans	8,065	9,590	1,850	197	—
Commercial business loans	1,817	1,594	516	754	12
Consumer loans	182	150	271	27	6

Total charge-offs	10,064	11,334	2,637	978	18

Plus: Recoveries:
Real estate loans	723	40	—	—	—
Commercial business loans	577	15	3	15	—
Consumer loans	5	1	1	—	1

Total recoveries	1,305	56	4	15	1

Net charge-offs (recoveries)	8,759	11,277	2,633	963	17

Allowance at end of period	$9,891	$14,500	$8,053	$6,393	$3,996

Allowance to nonperforming loans	73.91%	56.53%	32.63%	35.74%	66.60%
Allowance to total loans outstanding at the end of the period	2.67%	3.36%	1.70%	1.33%	0.84%
Net charge-offs (recoveries) to average loans outstanding during the period	2.14%	2.48%	0.55%	0.20%	—%

In June 2013, in connection with the Company’s plan to reduce the level of impaired loans, the Company sold $20.8 million in credit impaired loans. In these transactions, the Company sold approximately $14.1 million in loans secured by commercial real estate properties, $6.0 million in construction and land development loans and $0.7 million in loans secured by owner occupied one-to-four family properties. Because of the credit impaired quality of these assets transferred, the impact of these sales resulted in $5.1 million in net charge-offs against the Company’s allowance for loan losses.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2013			2012
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans

One-to-four family	$1,849	18.69%	50.47%	$1,988	13.71%	46.50%
Construction	1,118	11.30	1.51	4,468	30.20	5.39
Multi-family and commercial real estate	5,097	51.53	33.23	4,892	34.36	33.73
Commercial business	1,443	14.59	6.88	2,725	18.80	7.60
Consumer loans	384	3.88	7.91	427	2.93	6.78

Total allowance for loan losses	$9,891	100.00%	100.00%	$14,500	100.00%	100.00%

	At December 31,
	2011			2010
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans

One-to-four family	$1,745	21.67%	45.41%	$1,585	24.79%	45.56%
Construction	1,327	16.47	6.35	600	9.39	6.42
Multi-family and commercial real estate	3,745	46.50	33.53	2,714	42.45	33.29
Commercial business	754	9.36	7.68	884	13.83	7.22
Consumer loans	482	6.00	7.03	610	9.54	7.51

Total allowance for loan losses	$8,053	100.00%	100.00%	$6,393	100.00%	100.00%

	2009
		% of	%
		Allowance	of Loans in
		to Total	Category to
(Dollars in thousands)	Amount	Allowance	Total Loans

One-to-four family	$1,044	26.13%	47.74%
Construction	632	15.81	9.62
Multi-family and commercial real estate	1,489	37.26	28.05
Commercial business	481	12.04	6.51
Consumer loans	350	8.76	8.08

Total allowance for loan losses	$3,996	100.00%	100.00%

Investment Activities

Our securities portfolio consists of mortgage-backed securities, collateralized mortgage obligations, auction rate preferred securities, an investment in a fixed rate fixed income mutual fund, as well as U.S. Government and agency obligations. Securities increased by $18.9 million in the year ended December 31, 2013 due to the purchase of additional mortgage-backed securities and U.S. Government agency obligations during this period, partially offset by principal repayments on mortgage-backed securities. Securities decreased by $1.3 million in the year ended December 31, 2012 due to the purchase of additional mortgage-backed securities during this period more than offset by principal repayments on mortgage-backed securities and the partial redemption of auction rate preferred securities.

All of our mortgage-backed securities and substantially all of our collateralized mortgage obligations were issued either by Ginnie Mae, Fannie Mae or Freddie Mac. At December 31, 2013, our securities portfolio also included a private label collateralized mortgage obligation with a book value of $258,000. During the year ended December 31, 2013, the Company recognized $1.81 million in other than temporary impairment, primarily on its auction rate preferred securities.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. During 2013, we added a mixture of securities to our portfolio including adjustable rate mortgage backed securities and callable agency securities. The securities resulting from our mortgage loan securitization (book value $13.5 million) are included in the investment portfolio. Our board of directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Asset/Liability and Investment Committees. The Investment Committee meets regularly and is responsible for approval of investment strategies and monitoring of investment performance. Senior management has the overall responsibility for the daily investment activities and has authorized the CFO to make investment decisions consistent with our investment policy.

The following table sets forth the amortized costs and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
U.S. Government and agency obligations	$16,601	$16,506	$1,006	$1,029	$1,014	$1,068
Government guaranteed mortgage-backed securities	22,874	22,869	13,270	13,960	13,919	14,763
Government guaranteed collateralized mortgage obligations	3,736	3,738	974	985	1,711	1,721
Private label collateralized mortgage obligations	258	266	314	294	352	255
Auction rate preferred securities	5,893	5,893	7,700	7,216	8,000	7,244
Mutual fund – Fixed income	500	499	-	-	-	-
Total- Available for sale securities	$49,862	$49,771	$23,264	$23,484	$24,996	$25,051

Held-to-maturity securities:
US Government guaranteed mortgage-backed securities	18,149	18,243	25,519	26,107	25,292	25,670
Total securities	$68,011	$68,014	$48,783	$49,591	$50,288	$50,721

At December 31, 2013, we did not own any securities, other than U.S. Government and agency securities, to which the obligation of any one issuer was in excess of 10% of our total stockholders’ equity at that date.

In November 2013, the Company securitized approximately $13.6 million in 30 year fixed rate residential mortgage loans into U.S. agency mortgage backed securities. The purpose of this securitization was to transform residential mortgage loans into more liquid mortgage-backed securities which have a lower risk-based capital requirement and could be pledged for borrowings. This transfer of financial assets met the criteria established under FASB ASC Topic 860 and has been accounted for as a true sale of the residential mortgage loans, resulting in no gain or loss on the sale.

The amortized cost and fair value of securities at December 31, 2013, by expected maturity, are set forth below. Actual maturities of mortgage-backed securities and collateralized mortgage obligations may differ from contractual maturities because the mortgages underlying the securities may be prepaid or called with or without call or prepayment penalties. Because these securities are not due at a single maturity date, the maturity information is not presented.

	Available-for-Sale		Held-to-Maturity
At December 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$22,874	$22,869	$18,149	$18,243
U.S. Government agency collateralized mortgage obligations	3,736	3,738	-	-
Private label collateralized mortgage obligations	258	266	-	-
Mutual fund - Fixed Income securities	500	499	-	-
Subtotal	27,368	27,372	18,149	18,243
Securities with Fixed Maturities:
Due in one year or less			-	-
Due after one year through five years	6,607	6,641	-	-
Due after five years through ten years	9,995	9,865	-	-
Due after ten years	5,893	5,893	-	-
	22,495	22,399	-	-
Total	$49,863	$49,771	$18,149	$18,243

At December 31, 2013 and 2012, securities with amortized costs of $19.53 million and $30.57 million, respectively, and fair values of $19.67 million and $31.27 million, respectively, were pledged as collateral to secure municipal deposits and repurchase agreements.

Bank Owned Life Insurance. We have purchased life insurance policies on certain key executives to help offset the costs of certain benefits provided to Naugatuck Valley Savings’ employees. Bank owned life insurance totaled $10.1 million at December 31, 2013. Bank owned life insurance is recorded as an asset at the lower of its cash surrender value or the amount that can be realized. Income earned on bank owned life insurance policies is exempt from income taxes. This program is monitored on an annual basis to ensure that Naugatuck Valley Savings remains within the established guidelines outlined in the Bank’s regulatory policies.

Deposit Activities

The vast majority of our depositors are residents of the State of Connecticut. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, checking accounts, money market accounts, regular savings accounts, health savings accounts, certificates of deposit and various retirement accounts. Generally, we do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our profitability, asset/ liability management strategies and customer preferences. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
(Dollars in thousands)	2013	2012	2011
Noninterest bearing demand deposits	$69,147	$70,300	$45,837
Interest bearing deposits
Now accounts and money market accounts	49,514	38,965	52,676
Savings accounts	117,004	117,259	107,662
Certificates of deposit	155,182	176,378	204,712
Total interest bearing deposits	321,700	332,602	365,050
Total deposits	$390,847	$402,902	$410,887

The following table indicates the amount of jumbo certificate accounts by time remaining until maturity at December 31, 2013. Jumbo certificate accounts require minimum deposits of $100,000.

Certificate
Maturity Period	Accounts
(In thousands)
Three months or less	$6,419
Over three through six months	7,015
Over six through twelve months	11,792
Over twelve months	37,232

Total	$62,458

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

The following table presents certain information regarding our Federal Home Loan Bank advances during the periods and at the dates indicated.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Maximum amount of advances outstanding at any month end during the period	$41,475	$64,004	$87,642
Average advances outstanding during the period	33,817	54,771	80,458
Weighted average interest rate during the period	2.50%	2.80%	2.68%
Balance outstanding at end of period	$25,293	$41,476	$64,276
Weighted average interest rate at end of period	2.16%	2.72%	2.78%

We also use securities sold under agreements to repurchase as a source of borrowings, and we may occasionally borrow short-term from correspondent banks to cover temporary cash needs.

Stockholders’ Equity. Total stockholders’ equity decreased by $8.7 million, or 13.0%, to $58.2 million at December 31, 2013 from $66.9 million at December 31, 2012. Total stockholders’ equity decreased by $15.4 million, or 18.7%, to $66.9 million at December 31, 2012 from $82.3 million at December 31, 2011. The decrease in stockholders’ equity for the year ended December 31, 2013 was primarily due to the net loss of $8.8 million.

Subsidiaries

Naugatuck Valley Financial’s sole subsidiary is Naugatuck Valley Savings.

Naugatuck Valley Savings has two wholly-owned subsidiaries, Naugatuck Valley Mortgage Servicing Corporation and Church Street OREO One, LLC. Established in 1999 under Connecticut law, Naugatuck Valley Mortgage Servicing is a passive investment corporation organized in order to take advantage of certain state tax benefits. Its primary business is to service mortgage loans that we have originated and subsequently transferred to Naugatuck Valley Mortgage Servicing. Church Street OREO One, LLC was established in February 2013 to hold properties acquired through foreclosure as well as non-judicial proceedings.

Personnel

At December 31, 2013, we had 148 full-time employees and 21 part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Formal Agreement with the Office of the Comptroller of the Currency

Effective January 17, 2012, the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency. The Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain operational areas of the Bank, including the following:

•	Restricts the Bank from declaring or paying any dividends or other capital distributions to the Company without prior written regulatory approval. This provision relates to intercompany dividends or other capital distributions from the Bank to the Company.
•	Provide prior written notice to the Office of the Comptroller of the Currency before appointing an individual to serve as a senior executive officer or as a director of the Bank.

•	Restricts the Bank from entering into, renewing, extending or revising any contractual arrangement relating to the compensation or benefits for any senior executive officer of the Bank, unless the Bank provides the Office of the Comptroller of the Currency with prior written notice of the proposed transaction.
•	Subjects the Bank to six month financial and operational examination review. The most recent examination was completed in January 2014 and the examination report has not yet been received. The next scheduled review is expected in the third quarter 2014.

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

Capital Requirements.  The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2013, Naugatuck Valley Savings met each of its capital requirements.

The Office of the Comptroller of the Currency imposed individual minimum capital requirements (“IMCRs”) on the Bank effective June 4, 2013. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-weighted assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the previously disclosed January 2012 Formal Agreement between the Bank and the OCC. The Bank exceeded the IMCRs at December 31, 2013 with a Tier 1 leverage ratio of 11.04% and a total risk-based capital ratio of 18.01%.

Basel III

On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. Institutions may opt out of including accumulated other comprehensive income in Tier 1 capital.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions, including dividend limitations. The Dodd-Frank Act made noncompliance with the qualified thrift lender test subject to agency enforcement action as a violation of law. As of December 31, 2013, Naugatuck Valley Savings maintained 74% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Federal savings banks are required to pay assessments to their primary federal regulator to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. Naugatuck Valley Savings paid $247,000 in assessments for the year ended December 31, 2013.

Insurance of Deposit Accounts. Naugatuck Valley Savings’ deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates range from 2.5 to 45 basis points on the institution’s assessment base, which is calculated as total assets minus tangible equity.

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

Federal Home Loan Bank System. Naugatuck Valley Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Naugatuck Valley Savings, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Naugatuck Valley Savings was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2013 of $5.4 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily negotiable orders of withdrawal (NOW) and regular checking accounts). For 2013, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio was applied above $79.5 million. The first $12.4 million of otherwise reservable balances were exempted from the reserve requirements. These amounts are adjusted annually and, for 2014, require a 3% ratio for up to $89.0 million and an exemption of $13.3 million. Naugatuck Valley Savings complies with the foregoing requirements.

Other Regulations

Naugatuck Valley Savings’ operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Naugatuck Valley Savings also are subject to laws such as the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

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

On May 21, 2013, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the Federal Reserve Bank of Boston.

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

Federal Reserve Board policy also provides that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Dividends and Stock Repurchases. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Acquisition of Naugatuck Valley Financial.  Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company or savings association), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of Naugatuck Valley Financial outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of Naugatuck Valley Financial.  A change in control definitively occurs upon the acquisition of 25% or more of Naugatuck Valley Financial outstanding voting stock.  Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

Executive Officers of the Registrant

The executive officers of Naugatuck Valley Financial and Naugatuck Valley Savings are elected annually by the Board of Directors and serve at the Board’s discretion. The executive officers of Naugatuck Valley Financial and Naugatuck Valley Savings at December 31, 2013 are as follows:

Name	Position

William C. Calderara	President and Chief Executive Officer of Naugatuck Valley Financial and Naugatuck Valley Savings and Loan

James Hastings	Executive Vice President and Chief Financial Officer of Naugatuck Valley Financial and Naugatuck Valley Savings and Loan

James E. Cotter	Executive Vice President and Chief Operating Officer of Naugatuck Valley Financial and Naugatuck Valley Savings and Loan

Mark C. Foley	Executive Vice President and Chief Credit Policy Officer of Naugatuck Valley Financial and Naugatuck Valley Savings and Loan

Ages presented are as of December 31, 2013.

William C. Calderara has served as President and Chief Executive Officer of Naugatuck Valley Financial and Naugatuck Valley Savings since September 2012. From February 2008 until September 2012, Mr. Calderara served as Senior Vice President/Chief Loan Officer of Newtown Savings Bank in Newtown, Connecticut. From July 1998 to February 2008, he served as Executive Vice President/Corporate Secretary of Fairfield County Bank in Ridgefield, Connecticut. Age 53. Director of Naugatuck Valley Savings and of Naugatuck Valley Financial since 2012.

James Hastings has served as Executive Vice President and Chief Financial Officer of Naugatuck Valley Financial Corporation and Naugatuck Valley Savings since April 2013. From January 2008 until August 2012, Mr. Hastings served as Executive Vice President and Chief Financial Officer of Southern Community Financial Corporation and its subsidiary bank, Southern Community Bank and Trust (a $1.6 billion commercial bank headquartered in Winston-Salem, North Carolina). From August 2012 until February 2013, Mr. Hastings served initially as the interim Chief Executive Officer of Southern Community Financial Corporation and its subsidiary bank until this organization was acquired by Capital Bank, N.A. in September 2012 and then became a Senior Financial Executive of Capital Bank N.A. Age 61

James E. Cotter has served as Executive Vice President and Chief Operating Officer of Naugatuck Valley Financial and Naugatuck Valley Savings since May 2013. From February 2006 until April 2013, Mr. Cotter served as Senior Vice President – Retail Banking of Newtown Savings Bank in Newtown, Connecticut. From January 2000 to February 2006, he served as Senior Vice President of Fairfield County Bank in Ridgefield, Connecticut. Mr. Cotter is a registered Certified Public Accountant with the State of Connecticut. Age 53

Mark C. Foley has served as Executive Vice President and Chief Credit Policy Officer of Naugatuck Valley Financial and Naugatuck Valley Savings since May 2013. From November 2011 until May 2013, Mr. Foley served as Executive Vice President and Chief Credit Officer of Patriot National Bank in Stamford, Connecticut. From May 2010 to November 2011, he served as Chief Credit Officer and Chief Risk Officer of Herald National Bank in New York, New York. From November 2004 to April 2010, Mr. Foley served as Managing Director of Forensic Investigative Associates in New York, New York. Age 62

ITEM 1A.	RISK FACTORS.

Risks Related to our Business

Commercial real estate loans and commercial business loans have a higher risk of loss than residential mortgage loans and consumer loans.

At December 31, 2013, $148.6 million, or 40.1%, of our loan portfolio consisted of commercial real estate and commercial business loans, a decrease of 10.7% from $166.5 million at December 31, 2012. Commercial real estate and commercial business loans have a higher risk of default and loss than owner-occupied single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrower. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers than single-family residential loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our nonperforming assets may grow significantly and expose us to increased risk of loss, which may negatively affect our earnings.

Despite the decrease in our nonperforming assets of $11.2 million, or 42.3%, during the year ended December 31, 2013, we still had nonperforming assets of $15.2 million, or 3.13% of total assets at December 31, 2013. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Naugatuck Valley Savings and Loan. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At December 31, 2013, our allowance for loan losses amounted to $9.9 million, or 2.67% of total loans outstanding and 73.9% of nonperforming loans.

The current economic conditions pose significant challenges that could adversely affect our financial condition and results of operations.

Our success depends to a large degree on the general economic conditions in the Greater Naugatuck Valley region of Connecticut. Our market may experience a significant downturn in which we would see falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. Although economic conditions have slightly improved, if economic conditions in our market area do not continue to improve or we experience another downturn, we could experience reduced demand for our products and services, increased problem assets and foreclosures and increased loan losses, each of which could further adversely affect our business.

We could experience further adverse consequences in the event of another economic downturn in our market due to our exposure to commercial loans across various lines of business. Another economic downturn could adversely affect collateral values or cash flows of the borrowing businesses, and as a result our primary source of repayment could be insufficient to service the debt. Another adverse consequence in the event of another economic downturn in our market could be the loss of collateral value on commercial and real estate loans that are secured by real estate located in our market area. If real estate values in our market remain below their pre-recession levels or decline again, the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation.

Our strategy of controlling commercial loan growth may have a negative effect on our earnings.

At December 31, 2013, our construction loan portfolio, commercial real estate portfolio and commercial business loan portfolio amounted to 8.8%, 192.9% and 39.9%, respectively, of our total regulatory capital (Tier 1 capital plus ALLL) at that date. These percentages are within the limits of the loan concentration policy that we have established for these types of higher risk loans. See “Item 1. Business – Lending Activities – General” for further information regarding the policy limits. We intend to maintain our construction loan portfolio. However, we intend to grow our commercial real estate loan and commercial business loan portfolios, as a percentage of total regulatory capital. Our regulators may instruct or advise us to reduce these concentration levels if they deem it warranted. Commercial loans generally have higher yields than residential mortgage loans because they are considered to have a higher risk of loss. Our controlled growth strategy, or any change in strategy that makes it more stringent, may have a negative effect on our earnings.

The nature of our commercial and construction loan portfolio may expose us to increased lending risks.

Our recently originated commercial real estate and commercial business loans are unseasoned. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one-to-four family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial or construction loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Higher loan losses could require us to increase our allowance for loan losses, which may negatively impact our earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 2.67% of total loans outstanding and 73.9% of nonperforming loans at December 31, 2013. Our allowance for loan losses at December 31, 2013, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our emphasis on residential mortgage and commercial real estate loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2013, $187.0 million, or 50.5%, of our loan portfolio consisted of one-to-four family residential mortgage loans, $27.0 million, or 7.3%, of our loan portfolio consisted of home equity loans and $123.1 million, or 33.2% of our loan portfolio consisted of commercial real estate loans. We originate home equity lines of credit with maximum combined loan-to-value ratios of up to 75%. Declines in the housing market and the increase in vacancy rates in the commercial real estate market during the past five years resulted in declines in real estate values in our market area. Despite the recent stabilization of these values, future declines in real estate values could cause some of our mortgage, home equity and commercial real estate loans to be inadequately collateralized which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

Concentration of loans in our primary market area may increase risk.

Our success depends primarily on the general economic conditions in the State of Connecticut, as nearly all of our loans are to customers in this market, particularly our local greater Naugatuck Valley market area. Accordingly, any weakness in the economy in Connecticut could have a significant impact on the ability of our borrowers to repay loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control could negatively affect our financial results.

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

The Office of the Comptroller of the Currency, also imposed IMCRs on the Bank effective June 4, 2013. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-weighted assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the previously disclosed January 2012 formal written agreement between the Bank and the OCC. The Bank exceeded the IMCRs at December 31, 2013 with a Tier 1 leverage ratio of 11.04% and a total risk-based capital ratio of 18.01%.

If we fail to comply with the formal written agreement or meet the IMCRs, the Office of the Comptroller of the Currency may pursue the assessment of civil money penalties against Naugatuck Valley Savings and its officers and directors and may seek to enforce the terms of the formal written agreement through court proceedings.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the Federal Reserve and the OCC adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a require common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Dodd – Frank Act, among other things, created a new regulatory agency, tightened capital standards and will continue to result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act, enacted in 2010, has significantly changed the bank regulatory structure and has affected the lending, deposit, investment and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. However, it is expected that the legislation and implementing regulations may materially increase our operating and compliance costs. Under the Dodd-Frank Act, the Office of Thrift Supervision, which previously regulated Naugatuck Valley Savings, was merged into the Office of the Comptroller of the Currency, which until then only regulated national banks. As a result of the Dodd-Frank Act, savings and loan holding companies, including Naugatuck Valley Financial, are now regulated by the Board of Governors of the Federal Reserve System. The Dodd-Frank Act also created a new federal agency, Consumer Financial Protection Bureau (“CFPB”) to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws previously accorded federally chartered depository institutions has been reduced, and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as Naugatuck Valley Savings, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies by July 2015, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Naugatuck Valley Savings that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have taken stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the Bank as being “well capitalized” under the FDIC’s prompt corrective action regulations. Given the Bank’s formal agreement with the OCC and our higher individual capital requirements, such action has, and will continue to have, a negative impact on the Company’s ability to execute its business plans, as well as the ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in the Company’s future operations.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2013, which is the most recent date for which information is available, we held less than 2% of the deposits in each of the counties in which our offices are located. Several of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our size makes it more difficult for us to compete.

Our asset size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings also make it more difficult to offer competitive salaries and benefits. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

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

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act") and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

We are subject to a variety of operational risks, environmental, legal and compliance risks, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Bank can also result in negative public opinion about our other businesses.

If personal, non-public, confidential or proprietary information of customers in our possession were to be misappropriated, mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, erroneously providing such information to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or the interception or inappropriate acquisition of such information by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in our diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2013.

Location	Year Opened/ Acquired	Square Footage	Owned/ Leased	Date of Lease Expiration

Main Office:
333 Church Street Naugatuck, CT 06770	1996	28,216	Owned	—
Branches:
1009 New Haven Road Naugatuck, CT 06770	2001	7,352	Owned	—

127 South Main Street Beacon Falls, CT 06403	1997	1,136	Owned	—

49 Pershing Drive Derby, CT 06418	2003	1,950	Leased	2017	(1)

249 West Street (2) Seymour, CT 06483	2002	10,044	Owned	—

504 Bridgeport Avenue Shelton, CT 06484	2004	3,500	Leased	2020	(3)

1699 Highland Avenue, Cheshire, CT 06410	2006	2,925	Leased	2016	(4)

450 Heritage Road, Suite 3C (5) Southbury, CT 06488	2008	3,000	Leased	2018	(5)

1570 Southford Road (6) Southbury, CT 06488	2006	4,600	Owned	—

1030 Hamilton Avenue Waterbury, CT 06706	2006	1,239	Leased	2016	(7)

Other Properties:

1007 New Haven Road Naugatuck, CT 06770	1974	1,799	Leased	2014	(8)

135 South Main Street (9) Beacon Falls, CT 06403	2003	—	Owned	—

98 Mill Plain Road (10) Danbury, CT 06811	2013	1,003	Leased	2014	(10)

(1)	We have an option to renew this lease for two additional five-year periods.
(2)	Our branch occupies 3,680 square feet of this building and 1,829 square feet is utilized as a training facility for Naugatuck Valley Savings. The building also includes 4,535 square feet of rentable space which is currently in lease renegotiation. The subtenant has an option to renew this lease for two additional five-year periods.
(3)	We have an option to renew this lease for six additional five-year periods.
(4)	We have an option to renew this lease for two additional five-year periods.
(5)	We have an option to renew this lease for two additional five-year periods.

(6)	This branch occupies 3,160 square feet of this building. The building also includes 1,440 square feet of space that is utilized as office space to house our secondary market operations.
(7)	We have an option to renew this lease for three additional five-year periods.
(8)	Former branch site. This property has been sublet under a sublease that expires in 2015. The subtenant has option to renew this lease for two additional three-year periods.
(9)	This property is designated for future parking, additional access and possible future expansions of our Beacon Falls branch.
(10)	This property houses a mortgage origination office. We have an option to renew this lease for one additional one-year term.

All of our properties, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2013 of $9.4 million. See further information presented in Note 7 to the Consolidated Financial Statements, which are presented in Item 8 in this Form 10-K.

In March 2014, the Company has notified the regulatory agencies that it intends to close its branch at the Heritage Village location in Southbury, CT. The Company will service its Heritage Village customers at its other Southbury branch location. The leased space at Heritage Village is intended to be utilized for wealth management and mortgage loan organization activities.

ITEM 3.	LEGAL PROCEEDINGS.

On November 8, 2012, John Roman, then a director of Naugatuck Valley Financial and Naugatuck Valley Savings and the former President and Chief Executive Officer of Naugatuck Valley Financial and Naugatuck Valley Savings, filed a complaint and an application for an injunction in Connecticut state court. Mr. Roman named Naugatuck Valley Financial, Naugatuck Valley Savings, and all of the other then existing directors of each entity as defendants. The complaint requested that the court enter temporary and permanent injunctions to prevent his removal as a director of Naugatuck Valley Savings. The complaint alleged that cause did not exist to remove Mr. Roman as required under the Bylaws, and that the removal vote was in retribution for his threatened legal action against Naugatuck Valley Savings based on his resignation as President and Chief Executive Officer. Subsequent to his removal as a director of Naugatuck Valley Savings on November 30, 2012, Mr. Roman modified his requested injunction, asking that the court reinstate him as a director of Naugatuck Valley Savings. A hearing on Mr. Roman’s request for a temporary injunction was held on February 26-27, 2013. By court order dated March 20, 2013, the court denied Mr. Roman’s request for a temporary injunction, finding that Mr. Roman was not “likely to prevail on the merits” and that there was not a “substantial probability” that any harm would result if his requested injunction was not granted. Effective May 16, 2013, Mr. Roman resigned as a director of Naugatuck Valley Financial. On May 28, 2013, the Board of Directors accepted Mr. Roman’s resignation.

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

On February 20, 2014, the court entered a scheduling order providing a period for completion of discovery and the filing of dispositive motions. A trial date has been set for March 3, 2015.

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

Naugatuck Valley Financial’s common stock is listed on the Nasdaq Global Market under the trading symbol “NVSL.” The following table sets forth the high and low sales prices of the common stock, as reported on the Nasdaq Global Market, and the dividend declared, if any, by Naugatuck Valley Financial during each quarter of 2013 and 2012.

	High	Low	Dividends

Year Ending December 31, 2013:
Fourth Quarter	$7.55	$7.00	$0.00
Third Quarter	7.94	7.01	0.00
Second Quarter	7.50	6.96	0.00
First Quarter	7.28	6.61	0.00

Year Ended December 31, 2012:
Fourth Quarter	$7.51	$6.52	$0.00
Third Quarter	7.66	6.57	0.03
Second Quarter	7.79	6.95	0.03
First Quarter	7.29	6.83	0.03

At March 22, 2014, there were 741 holders of record of Naugatuck Valley Financial common stock.

For a discussion of restrictions on the payment of cash dividends by Naugatuck Valley Financial, see “Business—Regulation and Supervision—Regulation of Federal Savings Institutions—Limitation on Capital Distributions” in this Annual Report on Form 10-K and note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Naugatuck Valley Financial did not repurchase any stock during the year ended December 31, 2013.

Stock Performance Graph

The chart shown below depicts total return to stockholders during the period beginning December 31, 2008 and ending December 31, 2013. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as any cash dividends paid to common stockholders. Indicies shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which is a nationally recognized index of stock performance for publicly traded companies and the NASDAQ Bank Index, which is an index that contains securities of NASDAQ- listed companies according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in Naugatuck Valley Financial’s common stock and each of the three indicies was $100 on December 31, 2008, and that all dividends were reinvested in Naugatuck Valley Financial common stock.

	Year Ended December 31,
Index	2008	2009	2010	2011	2012	2013
Naugatuck Valley Financial Corporation	$100.00	$116.11	$139.33	$141.95	$140.75	$153.23
NASDAQ Composite	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84
NASDAQ Bank Index	$100.00	$81.50	$91.18	$79.85	$264.84	$128.43

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and have been derived from our audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Item 8. Financial Statements and Supplementary Data.”

	At December 31,
(In thousands)	2013	2012	2011	2010	2009

Selected Financial Condition Data:
Total assets	$486,597	$526,397	$572,220	$568,253	$556,955
Securities held-to-maturity	18,149	25,519	25,292	15,334	1,451
Securities available-for-sale	49,771	23,484	25,051	31,683	37,623
Loans receivable, net	360,568	417,613	466,965	473,521	473,304
Cash and cash equivalents	26,374	23,229	18,069	14,263	12,146
Deposits	390,847	402,902	410,887	405,875	380,931
Borrowed funds	29,466	47,870	70,817	102,842	118,984
Total stockholders’ equity	58,234	66,908	82,314	52,260	50,308

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009

Selected Operating Data:
Interest and dividend income	$20,260	$24,123	$27,165	$28,538	$28,291
Interest expense	3,678	5,385	8,252	10,279	12,537

Net interest income	16,582	18,738	18,913	18,259	15,754
Provision for loan losses	4,150	17,725	4,293	3,360	1,144

Net interest income after provision for loan losses	12,432	1,013	14,620	14,899	14,610
Noninterest income	1,365	4,813	4,800	3,288	2,742
Noninterest expense	22,266	20,926	16,928	15,907	14,541

Income (loss) before tax provision (benefit)	(8,469)	(15,100)	2,492	2,280	2,811
Income tax provision (benefit)	370	148	850	829	818

Net income (loss)	$(8,839)	$(15,248)	$1,642	$1,451	$1,993

Earnings (loss) per share, basic and diluted	$(1.33)	$(2.31)	$0.24	$0.21	$0.29

Dividends per share	$-	$0.09	$0.12	$0.12	$0.12

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009

Performance Ratios:
Return (loss) on average assets	(1.74)%	(2.75)%	0.28%	0.25%	0.37%
Return (loss) on average equity	(13.89)	(19.40)	2.40	2.79	4.10
Interest rate spread (1)	3.32	3.65	3.47	3.40	3.00
Net interest margin (2)	3.40	3.72	3.55	3.45	3.09
Noninterest expense to average assets	4.37	3.82	2.95	2.79	2.68
Efficiency ratio (3)	123.87	88.85	71.51	73.67	78.43
Dividend payout ratio (4)	-	N/M	50.00	23.48	24.25
Book value per common share	$8.32	$9.56	$11.75	$7.45	$12.03
Equity to assets ratio	11.97%	12.71%	14.39%	9.20%	9.03%

Capital Ratios - Bank:
Total capital to risk-weighted assets	18.01%	16.21%	17.08%	11.84%	11.10%
Tier 1 capital to risk-weighted assets	16.74	14.92	15.82	10.59	10.16
Tier 1 capital to adjusted total assets	11.04	9.98	11.79	8.03	7.76

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.67%	3.35%	1.70%	1.33%	0.84%
Allowance for loan losses as a percent of nonperforming loans	73.91	56.53	32.63	35.74	66.60
Net charge-offs (recoveries) to average loans outstanding during the period	2.14	2.48	0.55	0.20	0.00
Nonperforming loans as a percent of total loans	3.61	5.93	5.19	3.73	1.26
Nonperforming assets as a percent of total assets	3.13	5.01	4.47	3.22	1.10

Other Data:
Number of:
Full service banking offices	10	10	10	10	10

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense (less intangible amortization) divided by the sum of net interest income and noninterest income.
(4)	Represents dividends declared (excluding waived dividends) divided by net income. The ratio is not meaningful for 2012 due to the net loss for that year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical Accounting Policies

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain.

The Company considers its most critical accounting policies to be the allowance for loan losses, other than temporary impairments in the market value of investments, deferred income taxes and fair value of financial instruments.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses is maintained at the amount management believes will be appropriate to absorb known and inherent losses in the loan portfolio at the balance sheet date. The allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans.

We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements for each loan segment including:

•	historical loss experience in that loan segment;
•	levels of and trends in delinquencies, non-accrual and adversely classified loans;
•	levels and trends in charge-offs and recoveries;
•	effects of changes in risk grades, underwriting standards, and other changes in lending policies, procedures and practices;
•	experience, ability and depth of lending management and other relevant staff;
•	national and local economic trends and conditions;
•	external factors such as competition, legal, and regulatory; and
•	effect of changes in credit concentrations.

As of June 30, 2013, we added factors to more granularly assess loan quality trends, specifically, the changes and the trend in charge-offs and recoveries, changes in the volume of Watch and Special Mention loans and the changes in the quality of the Bank’s loan review system. This analysis establishes factors that are applied to each of the segregated groups of loans to determine an appropriate level of loan loss allowance.

We calculate an allowance for the collectively evaluated portion of our loan portfolio based on an appropriate percentage loss factor that is calculated based on the above-noted elements and trends. We may record specific provisions for each impaired loan after an individual evaluation and analysis of that loan’s credit and collateral. Our analysis of an allowance combines the assessments made on the collectively evaluated portion of our loan portfolio with the specific impairment estimates for each impaired loan.

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

While we believe we use the best information available to determine the allowance for loan losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of additional allowance for loan losses based upon their judgment of information available to them at the time of their examination.

For additional information regarding the allowance for loan losses, its relation to the provision for loan losses, risk related to asset quality and lending activity, see “- Results of Operations for the Years Ended December 31, 2013, and 2012-Provision for Loan Losses” below, Part I of “Item 1. Business- Analysis of Allowance for Loan Losses” as well as Note 4 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”.

Other-Than-Temporary Impairments in the Market Value of Investments. Investment securities are reviewed at each reporting period for other-than-temporary impairment. For debt securities, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis. The credit loss component of an other than temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more likely than not that the Company will not be required to sell the debt security prior to recovery. In determining whether a credit loss exists and the period over which the fair value of the debt security is expected to recover, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered credit related and a charge to earnings is recorded.

Deferred income taxes. The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2013 and December 31, 2012, valuation allowances of $8.7 million and $5.4 million, respectively, were established because management believes it is more likely than not that the net balance of the deferred tax asset will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company determined that it had no liabilities for uncertain tax positions at December 31, 2013 and 2012. See Note 14 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Fair Value of Financial Instruments. We use fair value measurements to record certain assets at fair value on a recurring basis, primarily related to the carrying amounts for available-for-sale investment securities. Additionally, we may be required to record at fair value other assets, such as foreclosed real estate, on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-down of individual assets. Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect the possible tax ramifications or estimated transaction costs. See Notes 3, 5 and 17 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Financial Condition at December 31, 2013 and 2012

During the two years ended December 31, 2013 and 2012, the Company’s loans and total assets have decreased by $106.4 million, or 22.8%, and $85.6 million, or 15.0%, respectively, primarily as a result of management’s inward focus on repairing the Bank’s asset quality and addressing the Bank’s regulatory issues. With the installation of a new executive management team in the fourth quarter of 2012 through the second quarter of 2013, asset quality metrics showed improvement through more robust problem asset identification and resolution efforts, including the impaired loan sales in June 2013. Nonperforming loans declined 47.8% to $13.4 million, or 3.61% of total loans, at December 31, 2013 from $25.6 million, or 5.93% of total loans, at December 31, 2012. Nonperforming assets decreased 42.3% to $15.2 million, or 3.13% of total assets, at December 31, 2013 from $26.4 million, or 5.01% of total assets, at December 31, 2012.

During the year ended December 31, 2013, our total assets decreased to $486.6 million from $526.4 million at the prior year end. This decrease was primarily attributable to the continued reduction in our loan portfolio, which decreased $61.8 million during 2013. Total loans decreased throughout 2013 due largely to the sales of impaired loans in June 2013, weak loan demand and management’s focus on problem loan remediation. The Company’s liquidity improved during the year as investment securities and cash and cash equivalents increased $22.1 million, or 30.5%. Total deposits were $390.8 million at December 31, 2013, a decrease of $12.1 million, or 3.0%, from the year ago period. Time deposits decreased $21.2 million while demand deposits and NOW accounts increased $9.3 million. With the decline in deposit offering rates throughout the banking industry management decided to influence its deposit mix by less aggressively pricing its time deposits, especially for terms of one year or less. As a result, rate sensitive depositors moved their funds to other investment opportunities.

The $61.8 million decline in the loan portfolio was most pronounced in construction and land development ($21.0 million), commercial real estate ($10.4 million) and commercial business loans ($7.5 million) as well as in residential mortgage loans ($22.0 million). The decrease in residential mortgage loans was primarily attributable to the securitization of $13.6 million of thirty year fixed rate residential mortgage loans into mortgage-backed securities in November 2013. In June 2013, in connection with the Company’s plan to reduce the level of impaired loans, the Company sold $20.8 million in credit impaired loans in three separate transactions. In these transactions, the Company sold $14.1 million in loans secured by commercial real estate properties, $6.0 million in construction and land development loans and $0.7 million in loans secured by owner occupied one-to-four family properties. Because of the credit impaired quality of these assets transferred, the impact of these sales resulted in $5.1 million in net charge-offs against the Company’s allowance for loan losses. In addition to the above mentioned factors, the loan portfolio declined during 2013 as a result of decreased loan demand, loan workout efforts, normal amortization and repayments.

Results of Operations for the Years Ended December 31, 2013 and 2012

Earnings Summary. Net loss of $1.33 per diluted common share was recorded for the year ended December 31, 2013 compared to $2.31 per diluted common share for the year ended December 31, 2012. Net loss for the year ended December 31, 2013 was $8.8 million compared to net loss of $15.2 million for the same period in 2012. The $6.4 million reduction in net loss was primarily the result of a $13.6 million decrease in the provision for loan losses, partially offset by a $3.4 million decrease in non-interest income, a $2.2 million decrease in net interest income and a $1.3 million increase in non-interest expenses.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resulting average yields and costs. Average loans include nonaccrual loans, the effect of which is to lower the average yield.

	Year Ended December 31,
	2013			2012			2011
		Interest	Annualized		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets
Loans	$409,782	$18,971	4.63%	$455,053	$22,566	4.96%	$487,392	$25,526	5.24%
Investment securities and Fed Funds sold	50,060	1,209	2.42	55,373	1,487	2.69	47,456	1,596	3.36
Overnight funds	22,568	59	0.26	16,129	40	0.25	10,027	25	0.25
Federal Home Loan Bank stock	5,557	21	0.38	5,989	30	0.50	6,252	18	0.29
Total interest-earning assets	487,967	20,260	4.15%	532,544	24,123	4.53%	551,127	27,165	4.93%
Non interest-earning assets	21,392			24,315			25,524
Total Assets	$509,359			$556,859			$576,651
Interest-bearing liabilities
Certificate accounts	$162,956	2,356	1.45%	$190,365	3,300	1.73%	$222,948	5,312	2.38%
Regular savings accounts	117,518	278	0.24	112,905	361	0.32	94,212	492	0.52
Checking and NOW accounts (1)	89,176	108	0.12	77,796	68	0.09	67,864	67	0.10
Money market savings accounts	27,195	63	0.23	27,487	79	0.29	28,317	149	0.53
Total interest-bearing deposits	396,845	2,805	0.71	408,553	3,808	0.93	413,341	6,020	1.46
FHLB advances	33,817	847	2.50	54,771	1,532	2.80	80,458	2,155	2.68
Other borrowings	10,866	26	0.24	11,125	45	0.40	12,003	77	0.64
Total interest-bearing liabilities	441,528	3,678	0.83%	474,449	5,385	1.14%	505,802	8,252	1.63%
Non interest-bearing liabilities	4,212			3,832			2,522
Total liabilities	445,740			478,281			508,324
Total stockholders' equity	63,619			78,578			68,327
Total liabilities and stockholders' equity	$509,359			$556,859			$576,651
Net interest income		$16,582			$18,738			$18,913
Net interest spread			3.32%			3.39%			3.30%
Net interest margin			3.40%			3.52%			3.43%

Average interest earning assets to average interest bearing liabilities			110.52%			112.24%			108.96%

(1) Includes mortgagors' escrow accounts

Rate / Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to the changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to changes in both rate and volume have been allocated proportionately.

	Year Ended December 31,
	2013 Compared to 2012			2012 Compared to 2011
	Increase ( Decrease) Due To			Increase ( Decrease) Due To
(In thousands)	Volume	Rate	Total	Volume	Rate	Net
Interest income:
Loans	$(2,154)	$(1,441)	$(3,595)	$(1,640)	$(1,320)	$(2,960)
Investment securities / Federal Funds sold	(136)	(142)	(278)	272	(381)	(109)
Overnight funds	15	4	19	15	-	15
Federal Home Loan Bank stock	(2)	(7)	(9)	(1)	13	12
Total interest income	(2,277)	(1,586)	(3,863)	(1,354)	(1,688)	(3,042)
Interest expense:
Certificate accounts	(444)	(500)	(944)	(701)	(1,311)	(2,012)
Regular savings accounts	16	(99)	(83)	103	(234)	(131)
Checking and NOW accounts	8	32	40	10	(9)	1
Money market savings accounts	(1)	(15)	(16)	(4)	(66)	(70)
Total deposit expense	(421)	(582)	(1,003)	(592)	(1,620)	(2,212)
FHLBB advances	(535)	(150)	(685)	(687)	64	(623)
Other borrowings	(1)	(18)	(19)	(5)	(27)	(32)
Total interest expense	(957)	(750)	(1,707)	(1,284)	(1,583)	(2,867)
Increase (decrease) in net interest income	$(1,320)	$(836)	$(2,156)	$(70)	$(105)	$(175)

Net Interest Income. Net interest income for the year ended December 31, 2013 was $16.58 million compared to $18.74 million for 2012, a decrease of $2.16 million, or 11.5%. The $3.86 million, or 16.0%, decrease in total interest income on earning assets was attributable to both volume and rate, mostly related to loans. The average interest earning assets for 2013 decreased by $44.6 million which resulted in a volume variance of $2.28 million out of the total variance of $3.86 million. The impact of the reduction in asset yields from 4.53% for 2012 to 4.15% for 2013 for an overall 0.38% yield reduction was responsible for the remaining $1.59 million variance. Of the $44.6 million decrease in average balances of earning assets, the decrease in average loan balances accounts for $45.3 million. As mentioned previously, the decrease in average loans was attributable to the June 2013 sales of credit impaired loans, problem loan remediation results, including payoffs and charge-offs, loan runoff and payoffs exceeding the slow loan demand year over year, and the residential mortgage loan securitization in November 2013. The decrease in overall asset yields was the result of average loan yields declining 0.38% from the continued decline in market interest rates and a change in asset mix from loans and investments to lower yielding cash equivalents.

Interest expense for 2013 decreased $1.71 million compared to the prior year, of which $1.0 million was related to deposits. This $1.0 million decrease in interest expense on deposits was attributable to both volume for $0.4 million and rate for $0.6 million. The average deposit balances decreased by $11.7 million for 2013 compared to 2012 primarily due to the $27.4 million decline in the average balances of time deposits. This movement in time deposits was partially offset by a shift into lower costing transaction and savings accounts. This deposit mix shift and the decline in the level of market interest rates, particularly our offering rates on time deposits, were the predominant factors for the year-over-year reduction in the cost of deposits from 0.93% for 2012 to 0.71% for 2013. Interest expense on borrowed funds decreased by $0.7 million from 2012 to 2013 primarily as a result of the average balance of FHLB advances decreasing by $21.0 million in 2013. In addition to the volume variance in interest expense on borrowed funds, the average cost of borrowings declined from 2.39% for 2012 to 1.95% for 2013 due to the repayment of maturing higher costing FHLB advances, restructuring of $15.4 million shorter term, higher costing FHLB advances into longer term lower costing FHLB advances in August 2013 and reductions in interest rates on repurchase agreements.

Net interest rate spread, which is the combination of the weighted average of interest earning assets less interest bearing liabilities, as of December 31, 2013 was 3.32%. This represents a decrease of 7 basis points from 3.39% as of December 31, 2012.

Net interest income for the year ended December 31, 2012, totaled $18.7 million compared to $18.9 million for the year ended December 31, 2011, a decrease of $175,000, or 0.9%. The decrease in net interest income was primarily due to a decrease of $3.0 million in interest income partially offset by a $2.9 million decrease in interest expense. The average rates paid on deposits and borrowings decreased by 49 basis points in 2012. We experienced a decrease in the average balances of deposits of 1.2% for the twelve month period, while the average balances of borrowings decreased by 28.7% over the same period. The decrease in average deposits was caused by a $32.6 million decrease in time deposits partially offset by increases in lower cost checking and NOW and savings accounts.

We also experienced a decrease in the average balance of interest earning assets of 3.4%, offset by a decrease in the average rate earned on these assets of 40 basis points. The increase in interest earning assets is attributed primarily to a decrease in the average balances of the loan portfolio partially offset by increases in the investment and overnight portfolios.

Net interest rate spread, which is the combination of the weighted average of interest earning assets less interest bearing liabilities, as of December 31, 2012 was 3.39%. This represents an increase of 9 basis points from 3.30% as of December 31, 2011.

Provision for Loan Losses. During the year ended December 31, 2013, a provision of $4.15 million was recorded to the allowance for loan losses which was $13.58 million less than the provision recorded for 2012. The Company experienced net charge-offs of $8.76 million during 2013 compared to $11.28 million during 2012. The decrease in the provision expense was primarily due to the improvement in the Company’s asset quality trends during this twelve month period. The balance for the allowance for loan losses decreased from $14.5 million at December 31, 2012 to $9.89 million at December 31, 2013, a decrease of $4.61 million, or 31.8%. This ALLL decrease was also directionally consistent with the improvement in the Company’s asset quality trends during 2013. During the year, nonperforming loans decreased $12.27 million, or 47.8%, and its adversely classified loans decreased by $23.16 million, or 58.6%. Furthermore, the improvement in the risk profile of the loan portfolio is reflected by the significant reduction in construction and land development loans of $21.04 million, or 78.9%, and, to a lesser extent, reductions in multi-family and commercial real estate loans of $10.4 million, or 7.8%, and in commercial business loans of $7.46 million, or 22.6%. These improvements in the Company’s asset quality were attributed to the more aggressive workout efforts in the past year, including the credit impaired loan sale transactions in June 2013.

During the year ended December 31, 2012, a $17.7 million provision increased $13.4 million, or 312.9%, compared to the prior year provision for loan losses. The provision was related to net loan charge offs totaling $11.3 million, as a result of increased nonperforming and classified loans, as well as continuing adverse economic conditions. The $4.3 million provision for 2011 was related to net loan charge offs totaling $2.6 million, as a result of increased non-performing and classified loans, as well as continuing adverse economic conditions.

Noninterest Income. The following table shows the components of noninterest income for 2013, 2012 and 2011.

(In thousands)	2013	2012	2011
Mortgage banking income	$1,289	$2,642	$1,854
Service charge income	756	815	895
Fees for other services	523	714	627
Recovery from legal settlement	-	-	655
Income from bank owned life insurance	278	299	308
Income from investment advisory services, net	234	242	290
Net gain on sale of investments	-	-	86
Other than temporary impairment on investments	(1,812)	-	(20)
Other income	97	101	105

Total	$1,365	$4,813	$4,800

Noninterest income for 2013 was $1.36 million compared to $4.81 million for 2012, a decrease of $3.45 million, or 71.6%. In addition to the $1.81 million in other-than-temporary impairment charge taken in 2013, the decrease was primarily related to the $1.35 million decrease in mortgage banking income. The decrease in mortgage banking income, associated with sales of one-to-four family fixed rate mortgages in the secondary market, was due to a $1.43 million decrease in gains on sales of one-to-four family fixed rate mortgage loans in the secondary market resulting from lower origination and sales volume in 2013. The other component of mortgage banking income, mortgage servicing income, increased by $74,000, or 27.5%, due to the growth in the mortgage servicing portfolio year over year. Service charges on deposits decreased $59,000, or 7.2%, due to a lower volume of overdraft transactions as a result of the Bank more aggressively monitoring and controlling such activity. Fees for other services decreased by $191,000, or 26.8%, due primarily to the decreases in loan related fees of $130,000 and reverse mortgage fees of $82,000 partially offset by a $26,000 increase in loan prepayment penalty fees.

Noninterest income for the year ended December 31, 2012 totaled $4.8 million, which is essentially unchanged from the year ended December 31, 2011, an increase of $13,000 or 0.3%. For the year ended December 31, 2012, mortgage banking income increased $788,000 due to $657,000 increase in gains on sales of mortgage loans and $131,000 increase in mortgage servicing income. The increase in the loan sale gains during 2012 was due to increased refinance related volume of mortgage loans originated and sold. The increase in mortgage servicing income was driven by the additions of newly originated loans sold to investors to the servicing portfolio during late 2011 and 2012. Included in noninterest income for 2011 was a $655,000 legal settlement, representing a partial recovery with respect to Fannie Mae auction rate pass-through certificates.

Noninterest Expense. The following table shows the components of noninterest expense for 2013, 2012 and 2011.

(In thousands)	2013	2012	2011
Compensation, taxes and benefits	$10,840	$11,042	$9,943
Office occupancy	1,935	1,879	1,899
FDIC insurance premiums	939	674	634
Professional fees	2,299	2,086	720
Computer processing	1,297	1,163	960
Directors’ compensation	351	592	650
Insurance and surety bond	576	233	139
Advertising	465	514	417
Property taxes on loan sales	776	-	-
Expenses on foreclosed real estate, net	874	447	259
Writedowns on foreclosed real estate	263	77	19
Office supplies	228	240	227
Other expenses (1)(2)	1,423	1,979	1,061

Total	$22,266	$20,926	$16,928

(1)	Other expenses for all periods include, among other items, postage and expenses related to checking.
(2)	In 2011, this caption included deposit related charge of $712,000.

Noninterest expense for 2013 was $22.27 million compared to $20.93 million, an increase of $1.34 million, or 6.4%. The year-over-year increase was primarily the result of $776,000 of delinquent property taxes incurred on credit impaired loans sold in the loan sale transactions in June 2013 as well as increases in expenses on foreclosed real estate of $427,000 and related writedowns of $186,000 for an aggregate increase of $613,000. In addition, there were increases in insurance and surety bond expense of $343,000, FDIC insurance premiums of $265,000, computer processing of $134,000, professional fees of $213,000 and occupancy expense of $56,000. These increases were partially offset by decreases in other expenses of $556,000, directors’ compensation of $241,000, compensation, taxes and benefits of $202,000 and advertising of $49,000. The $613,000, or 117%, increase in expenses in foreclosed real estate was attributable to increased foreclosure activity in 2013 with the attendant costs of acquiring, maintaining and selling foreclosed real estate, including write downs of $263,000 and net losses on sales of $66,000 during 2013. The increase in insurance and surety bond expense was due to premium increases in directors’ and officers’ liability and blanket bond insurance, resulting from regulatory issues. The increase in FDIC insurance premiums was also due to regulatory issues, more specifically the regulatory agreement. The increase in computer processing was primarily due to an $86,000 increase in software service maintenance contracts as well as increases in the cost of outsourced data processing and network security. Professional fees were higher in 2013 due to a $242,000 increase in external audit fees mostly related to a change in independent registered public accountant during 2013, a $137,000 increase in internal audit and risk management consulting services, a $102,000 increase in supervisory assessments related to the regulatory agreement, partially offset by a $267,000 decrease in legal services. The higher legal services in 2012 were related to the January 2012 regulatory agreement with the OCC. Occupancy expenses increased by $56,000 primarily due to $76,000 increase in repairs and maintenance and $18,000 in utilities partially offset by reductions in depreciation and other occupancy expenses. Other expenses decreased $556,000 primarily due to $712,000 of expenses in the first quarter of 2012 related to the underpayment of interest on certain time deposits which did not recur in 2013. The decrease in compensation, taxes and benefits was primarily due to the following factors: (1) The cost of hiring the new management team and other staff additions; (2) discontinuation of certain post retirement benefits and (3) other changes in employee benefits. The year-over-year increase in compensation expense for the new management team and staff additions of $562,000 was partially reduced by a reduction in temporary staffing of $78,000 for a net increase of $484,000. In 2013, the Company discontinued certain post retirement benefits which had the impact of reducing the accrued liability of $487,000 in comparison to the $86,000 in expenses for these benefits during 2012. The other $124,000 decrease in benefits was attributed to a $174,000 decrease in pension expense for the Company’s frozen defined benefit plan partially offset by the cost of employee benefits for the increase in personnel during 2013. The $241,000 decrease in director’s compensation was a result of fewer meetings and fewer average number of non-employee directors during 2013.

Noninterest expense for 2012 was $20.9 million, compared to $16.9 million for the year ended December 31, 2011, an increase of $4.0 million or 23.6%. For the year ended December 31, 2012, compensation and benefits increased $1.1 million or 11.1% year-over-year. This increase was primarily due to expansion of full time staff to 145 from 132 and the impact of annual salary and benefit increases. In addition, professional fees increased $1.37 million year-over-year due to the hiring of outside legal advisors and consultants for the restatement of certain 2012 public financial reports during the second half of 2012 as well as the use of consultants due to open positions. Computer processing increased $203,000 year-over-year due to a $157,000 increase in the cost of outsourced data processing and a $42,000 increase in software maintenance contracts. Loss on foreclosed real estate increased $246,000 year-over-year as a result of increased write downs of $58,000 and increased foreclosure activity in 2012 with attendant costs of acquiring, maintaining and selling foreclosed real estate. Other expenses increased by $918,000 year-over-year due primarily to the $712,000 in 2012 expenses related to underpayment of interest on time deposits. Our efficiency ratio was 88.9% for 2012 compared to 71.5% for 2011. The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Provision for Income Taxes. The Company recorded an income tax expense of $370,000 for the year ended December 31, 2013 compared to income tax expense of $148,000 for 2012 and $850,000 for 2011. At December 31, 2013 and 2012, there was a 100% valuation allowance on the deferred tax asset in the amount of $8.69 million and $5.38 million, respectively. At December 31, 2013, the Company had recaptured all available prior year taxes paid and had generated a net operating loss carryforward of $14.1 million. See Note 14 Income Taxes in the Consolidated Financial Statements in this Annual Report on Form 10-K for further disclosure on this matter.

Asset / Liability Management

Our most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts may react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. To reduce the potential volatility of our earnings, we have sought to improve the match between assets and liability maturities (or rate adjustment periods), while maintaining an acceptable interest rate spread, by originating adjustable-rate mortgage loans for retention in our loan portfolio, variable-rate home equity lines and variable-rate commercial loans and by purchasing variable-rate investments and investments with expected maturities of less than 10 years. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Our Asset/Liability Committee communicates, coordinates and controls all aspects of asset/liability management. The Committee establishes and monitors the volume and mix of assets and funding sources. We also use a third party consultant to perform interest rate sensitivity and net interest income simulation analysis. The net interest income simulation measures the volatility of net interest income as a consequence of different interest rate conditions at a particular point in time. Using a range of assumptions, the simulations provide an estimate of the impact of changes in market interest rates on net interest income. The various assumptions used in the model are reviewed on a quarterly basis by the Asset/Liability Committee. Changes to these assumptions can significantly affect the results of the simulation.

The following table, which is based on information that we provided to our third party consultant as of December 31, 2013, presents an approximation of our exposure as a percentage of estimated net interest income for the next 12-month period using net interest income simulation. The simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. In addition, assumptions are made on the speed with which changes in market interest rates will be reflected in our deposit pricing and the speed at which our customers will react to changes in market interest rates by either moving their deposits or paying their loans prior to their scheduled maturity. Our third party consultant also performs dynamic modeling. This type of modeling employs a further set of assumptions attempting to simulate scenarios that are more likely to occur than an immediate and sustained shock of 100 to 500 basis points and includes the business planning strategies such as budgeted balance sheet growth. The change in market interest rates in these simulations are assumed to occur immediately with no mitigating activity by management.

Changes in Market Rates	At December 31, 2013 Percentage Change in Estimated Net Interest Income Over 12 Months
+5%	(4.8)%
+4%	(3.7)%
+3%	(2.6)%
+2%	(1.7)%
+1%	(0.6)%
0	—
-1%	(2.47)%

Economic Value of Equity Analysis. We also use an interest rate sensitivity analysis to measure interest rate risk by computing changes in the value of the Company as measured by changes in our Economic Value of Equity. The economic value of equity represents the market value of balance sheet equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items which is calculated using the estimated cash flows resulting from the assumed liquidation of assets, liabilities and off-balance sheet items given a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 500 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. The following table presents the change in the net value of Naugatuck Valley Financial at December 31, 2013 that would occur in the event of an immediate change in interest rates.

	Economic Value of Equity (EVE)
Change in Market Interest Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+3%	$49,486	$(30,406)	(38.06)%	11.05%	(4.89)%
+2%	$62,544	$(17,348)	(21.71)%	13.40%	(2.54)%
+1%	$72,748	$(7,144)	(8.94)%	15.01%	(0.93)%
0	$79,892	-	-	15.94%	-
-1%	$87,423	$7,531	9.43%	16.99%	1.05%

We use certain assumptions in assessing the interest rate risk of the Company. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled approximately $26.3 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $49.7 million. At December 31, 2013, we had the ability to borrow a total of $79.9 million from the Federal Home Loan Bank of Boston based on the collateral pledged, of which $25.3 million was outstanding. We also had $4.2 million in repurchase agreements outstanding with various municipalities and corporate customers. At December 31, 2013, we had arranged an overnight line of credit of $1.6 million with the Federal Reserve Bank of Boston with no overnight advances outstanding.

At December 31, 2013, we had $19.2 million in unused line availability on home equity lines of credit, $10.2 million in un-advanced commercial lines, $12.6 million in commercial mortgage loan commitments, $1.4 million in letters of credit and $6.6 million in other commitments. Certificates of deposit due within one year of December 31, 2013 totaled $ 74.3 million, or 19.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Naugatuck Valley Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Naugatuck Valley Financial, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. Naugatuck Valley Financial’s primary source of income is dividends received from the Bank. The amount of the dividends that the Bank may declare and pay to Naugatuck Valley Financial in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, Naugatuck Valley Financial had liquid assets of $3.1 million at December 31, 2013.

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

The following table presents certain of our contractual obligations as of December 31, 2013.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Operating lease obligations (1)	$7,780	$343	$687	$697	$6,053
FHLB advances and other borrowings (2)	29,466	5,550	4,300	16,037	3,579

Total	$37,246	$5,893	$4,987	$16,734	$9,632

(1)	Represents lease obligations for six of Naugatuck Valley Savings’ branch offices and two former branch site which are subleased to other tenants.
(2)	Represents principal amounts due.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended
	December 31,
(In thousands)	2013	2012

Investing activities:
Loan originations, net of principal payments	$21,619	$31,059
Security purchases	21,183	11,596
Security sales	755	300
Security maturities, calls and principal repayments	12,502	12,866
Financing activities:
Decreases in deposits	(12,055)	(7,985)
Net decrease in FHLB advances	(16,183)	(22,800)
Increase (decrease) in other borrowings	(2,221)	(147)
Purchase of treasury stock	-	7

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency. Effective June 4, 2013, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-weighted assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan that the Bank was required to implement under the terms of the previously disclosed January 2012 written formal agreement between the Bank and the OCC. The Bank exceeded the IMCRs at December 31, 2013 with a Tier 1 leverage ratio of 11.04% and a total risk-based capital ratio of 18.01%.

As a source of strength to its subsidiary bank, the Company had liquid assets of approximately $3.07 million at December 31, 2013 which the Company could contribute to the Bank, if needed, to enhance the Bank’s capital levels. If the Company had contributed those assets to the Bank as of December 31, 2013, the Bank would have had a Tier 1 leverage ratio of approximately 11.67%.

The Bank is considered “adequately capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and “—Regulatory Capital Compliance” and the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

For the years ended December 31, 2013 and 2012, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

The information required by this item is included in Note 1 to the consolidated financial statements for Naugatuck Valley Financial included in this Annual Report on Form 10-K.

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

On April 8, 2013, the Audit Committee of Naugatuck Valley Financial Corporation, on behalf of the Company and the Bank, dismissed Whittlesley & Hadley, P.C. as the Company’s independent public accountants upon completion of the audit for the fiscal year ended December 31, 2012. The decision to change independent public accountants was approved by the Audit Committee. For information concerning the change in Naugatuck Valley Financial’s independent registered public accounting firm, the information contained under the section captioned “Item 2 — Ratification of the Independent Registered Public Accounting Firm” in Naugatuck Valley Financial’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

During the two years ended December 31, 2012, and the subsequent interim period through the date of the dismissal of Whittlesley & Hadley, P.C., there were no disagreements with Whittlesley & Hadley, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Whittlesley & Hadley, P.C., would have caused them to make reference to such disagreements in their report on the financial statements for such years. During the two fiscal years ended December 31, 2012 and the subsequent period through the date of the dismissal of Whittlesley & Hadley, P.C., there were no reportable events (as defined in Regulation S-K Item 304 (a) (1)(V)). The audit reports of Whittlesley & Hadley, P.C. on the Company’s Consolidated Financial Statements as of and for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

On April 8, 2013, the Audit Committee engaged the firm of McGladrey LLP as independent public accountants of the Company and its subsidiaries for the fiscal year ending December 31, 2013.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers"), our management has evaluated the effectiveness of internal control over financial reporting, including controls over the preparation of financial statements, as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company required to be disclosed in reports that it files under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(a)	Management’s Report On Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-l5(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Because of their inherent limitations, systems of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting, including controls over the preparation of financial statements, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on these criteria.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Bank’s primary federal banking regulatory agency, the OCC. As previously disclosed in this document, the Bank, by and through its Board of Directors, executed effective January 17, 2012 a written formal agreement with the OCC. Management has assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Bank has complied, in all significant respects, with such laws and regulations during the year ended December 31, 2013.

Attestation report of the registered public accountant

Because the Company’s market capitalization was less than the $75 million threshold, the Company is exempt from the Sarbanes-Oxley Section 404(b) auditor attestation on management’s assessment of its internal controls.

Changes to Internal Control Over Financial Reporting

As disclosed in the Forms 10-Q for the quarters ended June 30, 2013 and September 30, 2013, management implemented changes to its internal controls to remediate the material weaknesses cited in the Company’s Form 10-K for the year ended December 31, 2012, specifically related to: (1) the estimation of the allowance for loan losses and (2) insufficient accounting supervision over the credit administration function. During the three months ended December 31, 2013, management continued to bolster its internal controls in these areas to the extent that management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2013.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

For information concerning Naugatuck Valley Financial’s directors, the information contained under the section captioned “Item 1—Election of Directors” in the Proxy Statement is incorporated herein by reference.

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

The following table sets forth information as of December 31, 2013 about Company common stock that may be issued under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	the exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the first
PLAN CATEGORY	warrants and rights	warrants and rights	column)

Equity compensation plans approved by security holders	160,643	$11.18	60,613

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	160,643	$11.18	60,613

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation (2)
4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Deferred Compensation Plan for Directors (4)*
10.2	Form of Naugatuck Valley Savings Employee Severance Compensation Plan (5)*
10.3	Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (6)*
10.4	Agreement by and between Naugatuck Valley Savings and Loan and the Comptroller of the Currency, dated January 17, 2012 (7)
14.0	Code of Ethics and Business Conduct (8)
21.0	List of Subsidiaries
23.1	Consent of Whittlesey & Hadley, P.C.
23.2	Consent of McGladrey LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*Management contract or compensation plan arrangement

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2011.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2011.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2011.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-50876) Quarterly Report on Form 10-Q for the three months ended March 31, 2007, filed on May 15, 2007.
(5)	Incorporated herein by reference to Exhibit 10.8 to the Naugatuck Valley Financial Corporation (File No. 333-116627) Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(6)	Incorporated herein by reference to Appendix C to the Naugatuck Valley Financial Corporation (File No. 000-50876) Proxy Statement filed on April 1, 2005.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-54447) Current Report on Form 8-K, filed on January 20, 2013.

(8)	Incorporated by reference to Exhibit 14 to Naugatuck Valley Financial Corporation (File No. 000-50876) Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: March 31, 2014	By:	/s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicted.

SIGNATURE	TITLE	DATE

/s/ William C. Calderara	Chief Executive Officer, President and Director	March 31, 2014
William C. Calderara	(principal executive officer)

/s/ James Hastings	Executive Vice President and	March 31, 2014
James Hastings	Chief Financial Officer
(principal financial and accounting officer)

/s/ Kevin A. Kennedy	Director	March 31, 2014
Kevin A. Kennedy

/s/ Carlos S. Batista	Director	March 31, 2014
Carlos S. Batista

/s/ Frederick A. Dlugokecki	Director	March 31, 2014
Frederick A. Dlugokecki

/s/ J. Allen Kosowsky	Director	March 31, 2014
J. Allen Kosowsky

/s/ Richard M. Famiglietti	Director	March 31, 2014
Richard M. Famiglietti

/s/ James A. Mengacci	Director	March 31, 2014
James A. Mengacci

/s/ Orville G. Aarons	Director	March 31, 2014
Orville G. Aarons

NAUGATUCK VALLEY FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm – As of and for the Year Ended December 31, 2013	F-2

Report of Independent Registered Public Accounting Firm- As of and for the Year ended December 31, 2012, and 2011	F-3

Consolidated Statements of Financial Condition – December 31, 2013 and December 31, 2012	F-4

Consolidated Statements of Income – Years Ended December 31, 2013, 2012 and 2011	F-5

Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2013, 2012, and 2011	F-6

Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2013, 2012, and 2011	F-7

Consolidated Statements of Cash Flows – Years Ended December 31, 2013, 2012 and 2011	F-8-F-9

Notes to Consolidated Financial Statements	F-10-F-61

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Naugatuck Valley Financial Corporation

Naugatuck, Connecticut

We have audited the accompanying consolidated statement of financial condition of Naugatuck Valley Financial Corporation and subsidiary (the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naugatuck Valley Financial Corporation and subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey, LLP

New Haven, Connecticut

March 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Naugatuck Valley Financial Corporation:

We have audited the accompanying consolidated statement of financial condition of Naugatuck Valley Financial Corporation and subsidiary as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naugatuck Valley Financial Corporation and Subsidiary as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Whittlesey & Hadley, P.C.

Hartford, Connecticut

April 1, 2013

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	2013	2012

ASSETS
Cash and due from depository institutions	$26,330	$23,123
Federal funds sold	44	106
Cash and cash equivalents	26,374	23,229
Investment securities available-for-sale, at fair value	49,771	23,484
Investment securities held-to-maturity (fair value of $18, 243 and $26,107)	18,149	25,519
Loans held for sale	1,079	2,761
Loans receivable, net	360,568	417,613
Accrued income receivable	1,494	1,761
Foreclosed real estate	1,846	735
Premises and equipment, net	9,364	9,491
Bank owned life insurance	10,132	9,854
Federal Home Loan Bank of Boston stock, at cost	5,444	5,917
Other assets	2,376	6,033
Total assets	$486,597	$526,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$390,847	$402,902
Federal Home Loan Bank ("FHLB") advances	25,293	41,476
Other Borrowed funds	4,173	6,394
Mortgagors' escrow accounts	4,392	4,628
Other liabilities	3,658	4,089
Total liabilities	428,363	459,489
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at December 31, 2013 and December 31, 2012, respectively	70	70
Paid-in capital	58,757	58,842
Retained earnings	2,322	11,164
Unearned employee stock ownership plan ("ESOP") shares (326,751 shares at December 31, 2013 and 359,115 shares at December 31, 2012)	(2,824)	(3,143)
Unearned stock awards (no shares at December 31, 2013 and 200 shares at December 31, 2012)	-	(3)
Treasury Stock, at cost (158 shares at December 31, 2013 and
December 31, 2012)	(1)	(1)
Accumulated other comprehensive (loss) income	(90)	(21)
Total stockholders' equity	58,234	66,908
Total liabilities and stockholders' equity	$486,597	$526,397

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except for per share data)	2013	2012	2011

Interest and dividend income
Interest and fees on loans	$18,971	$22,566	$25,526
Interest and dividends on investments and deposits	1,289	1,557	1,639
Total interest income	20,260	24,123	27,165
Interest expense
Interest on deposits	2,805	3,808	6,020
Interest on borrowed funds	873	1,577	2,232
Total interest expense	3,678	5,385	8,252
Net interest income	16,582	18,738	18,913
Provision for loan losses	4,150	17,725	4,293
Net interest income after provision for loan losses	12,432	1,013	14,620
Noninterest income
Service charge income	756	815	895
Fees for other services	523	714	627
Mortgage banking income	1,289	2,642	1,854
Income from bank owned life insurance	278	299	308
Income from investment advisory services, net	234	242	290
Net gain on sale of investments	-	-	86
Other income	97	101	105
Recovery from legal settlement	-	-	655
Impairment loss on investment securities	(1,812)	-	(117)
Less: Portion recorded as other comprehensive income (loss)	-	-	97
Net impairment recognized in earnings	(1,812)	-	(20)
Total noninterest income	1,365	4,813	4,800
Noninterest expense
Compensation, taxes and benefits	10,840	11,042	9,943
Office occupancy	1,935	1,879	1,899
FDIC insurance premiums	939	674	634
Professional fees	2,299	2,086	720
Computer processing	1,297	1,163	960
Directors' compensation	351	592	650
Insurance and surety bond	576	233	139
Advertising	465	514	417
Property taxes on loan sales	776	-	-
Expenses on foreclosed real estate, net	874	447	259
Writedowns on foreclosed real estate	263	77	19
Office supplies	228	240	227
Deposit related charge	-	-	712
Other expenses	1,423	1,979	349
Total noninterest expense	22,266	20,926	16,928
Income (loss) before tax provision	(8,469)	(15,100)	2,492
Income tax provision	370	148	850
Net income (loss)	$(8,839)	$(15,248)	$1,642

Earnings (loss) per share - basic and diluted	$(1.33)	$(2.31)	$0.24

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	2013	2012	2011
Net income (loss)	$(8,839)	$(15,248)	$1,642
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	(69)	163	(521)
Reclassification adjustment for gains realized in net income (loss)	-	-	(86)
Other comprehensive income (loss) before tax effect	(69)	163	(607)
Income tax expense (benefit) related to items of other comprehensive income (loss)	-	(37)	(31)
Other comprehensive income (loss) net of tax effect	(69)	200	(576)
Total comprehensive income (loss)	$(8,908)	$(15,048)	$1,066

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands, except for Share and per share data)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance At December 31, 2010	$76	$33,786	$25,986	$(1,738)	$(29)	$(6,176)	$355	$52,260
Net income	-	-	1,642	-	-	-		1,642
Exchange of common stock pursuant to reorganization and concurrent second-step stock offering	(6)	25,160	-	-	-	6,177	-	31,331
Shares purchased for ESOP pursuant to reorganization - 250,380 shares	-	-	-	(2,003)	-	-	-	(2,003)
ESOP shares released - 32,364 shares	-	(45)	-	299	-	-	-	254
Dividends paid ($0.12 per common share)	-	-	(614)	-	-	-	-	(614)
Stock based compensation awards - 1,498 shares vested	-	-	-	-	15	-	-	15
Stock based compensation awards - options	-	7	-	-	-	-	-	7
Treasury stock acquired - 269 shares	-	-	-	-	-	(2)	-	(2)
Other comprehensive loss	-	-	-	-	-	-	(576)	(576)
Balance at December 31, 2011	$70	$58,908	$27,014	$(3,442)	$(14)	$(1)	$(221)	$82,314

Net loss	-	-	(15,248)	-	-	-		(15,248)
ESOP shares released - 32,364 shares	-	(66)	-	299	-	-	-	233
Dividends paid ($0.09 per common share)	-	-	(599)	-	-	-		(599)
Stock based compensation awards - options	-	-	(3)	-	11	-	-	8
Other comprehensive income	-	-	-	-	-	-	200	200
Balance at December 31, 2012	$70	$58,842	$11,164	$(3,143)	$(3)	$(1)	$(21)	$66,908

Net loss	-	-	(8,839)	-	-	-		(8,839)
ESOP shares released - 32,364 shares	-	(85)	-	319	-	-	-	234
Stock based compensation - 200 shares vested	-	-	(3)	-	3	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(69)	(69)
Balance at December 31, 2013	$70	$58,757	$2,322	$(2,824)	$-	$(1)	$(90)	$58,234

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(8,839)	$(15,248)	$1,642
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	4,150	17,725	4,293
Depreciation and amortization expense	684	718	746
Net loss (gains) on sales of foreclosed assets	66	(117)	11
Writedowns on foreclosed real estate	263	77	19
Gain on sale of loans	(946)	(2,373)	(1,717)
Loans originated for sale	(33,516)	(81,399)	(64,469)
Proceeds from sale of loans held for sale	36,144	83,648	63,274
Proceeds from sale of credit impaired loans	15,778	-	-
Settlement from private mortgage insurance	-	-	74
Net amortization from investments	381	268	186
Amortization of intangible assets	-	20	34
Provision for deferred taxes	242	2,475	(120)
Net gain (loss) on investment securities	-	-	(86)
Other than temporary impairment on investments	1,812	-	20
Stock-based compensation	234	239	273
Net change in:
Accrued income receivable	267	171	47
Deferred loan costs	(113)	(165)	(70)
Cash surrender value of bank owned life insurance	(278)	(298)	(308)
Other assets	3,657	709	445
Other liabilities	(431)	(2,606)	1,006
Net cash provided by (used in) operating activities	19,555	3,844	5,300
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	5,512	9,694	5,563
Proceeds from sale of available-for-sale securities	755	300	1,375
Proceeds from maturities of held-to-maturity securities	6,990	3,172	2,156
Redemption of Federal Home Loan Bank stock	473	-	-
Purchase of available-for-sale securities	(21,183)	(4,216)	-
Purchase of held-to-maturity securities	-	(7,380)	(13,147)
Loan originations net of principal payments	21,619	31,059	1,516
Purchase of premises and equipment	(557)	(562)	(841)
Proceeds from the sale of foreclosed assets	676	910	261
Net cash provided by (used in) investing activities	14,285	32,977	(3,117)

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Cash flows from financing activities
Net change in time deposits	(21,196)	(28,334)	(34,694)
Net change in other deposit accounts	9,141	20,349	39,706
Advances in borrowed funds	-	-	4,800
Repayment of FHLB advances	(16,183)	(22,800)	(36,428)
Net change in mortgagors' escrow accounts	(236)	(127)	(77)
Change in other borrowings	(2,221)	(147)	(396)
Proceeds from stock offerings, net of offering costs	-	-	31,331
Purchase of shares by employee stock option plan pursuant to reorganization	-	-	(2,003)
Common stock repurchased	-	(7)	(2)
Cash dividends to common stockholders	-	(595)	(614)
Net cash provided by (used in) financing activities	(30,695)	(31,661)	1,623
Net change in cash and cash equivalents	3,145	5,160	3,806
Cash and cash equivalents at beginning of period	23,229	18,069	14,263
Cash and cash equivalents at end of period	$26,374	$23,229	$18,069
Supplementary Disclosures of Cash Flow Information:
Non-cash investing activities:
Mortgage loans securitized into mortgage-backed securities	$13,495	$-	$-
Transfer of loans to foreclosed assets	$2,116	$732	$817
Cash paid for:
Interest on deposits and borrowed funds	$3,726	$5,556	$8,312
Income taxes	$-	151	1,251
Cash received from income tax refunds	$3,102	$-	$-
Unrealized (losses) gains on available for sale securities arising during the period	$(311)	$200	$(576)

See accompanying Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a)            Nature of Operations

Naugatuck Valley Financial Corporation (“Naugatuck Valley Financial” or the “Company”) is a stock savings bank holding company incorporated in the State of Maryland. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary bank, Naugatuck Valley Savings and Loan (“Naugatuck Valley Savings” or the “Bank”). The Company became the holding company for the Bank effective September 30, 2004.

Naugatuck Valley Savings is a federally chartered stock savings association and has served its customers in Connecticut since 1922. The Bank operates as a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses with a variety of deposit and lending products from its full service banking offices in the Greater Naugatuck Valley region of southwestern Connecticut. The Bank attracts deposits from the general public and uses those funds to originate one-to-four family, multifamily and commercial real estate, construction, commercial business and consumer loans.

Naugatuck Valley Savings has two wholly-owned subsidiaries, Naugatuck Valley Mortgage Servicing Corporation and Church Street OREO One, LLC. Naugatuck Valley Mortgage Servicing Corporation qualifies and operates as a passive investment company pursuant to Connecticut legislation. Church Street OREO One, LLC was established in February 2013 to hold properties acquired through foreclosure as well as from non judicial proceedings.

(b)            Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Naugatuck Valley Mortgage Servicing Corporation and Church Street OREO One, LLC. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition, and the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, deferred income taxes and the valuation and the evaluation for other than temporary impairment (“OTTI”) on investment securities. While management uses available information to recognize losses and properly value these assets, future adjustments may be necessary based on changes in economic conditions, both in Connecticut and nationally.

The Company’s only business segment is Community Banking. This segment represented all of the revenues, income and assets of the consolidated Company, and therefore, is the only reported segment as defined by FASB ASC 820, Segment Reporting.

Management has evaluated subsequent events for potential recognition or disclosure in the financial statements. No subsequent events were identified that would require a change to the consolidated financial statements or disclosure in notes to the consolidated financial statements.

(c)             Summary of Significant Accounting Policies

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles in the United States of America (“GAAP”). Such policies have been followed on a consistent basis. The significant accounting policies of the Company are summarized below.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

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

Securities to be held for indefinite periods of time, but not necessarily until maturity, are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity net of estimated income taxes. The Company has no securities held for trading.

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

Loans Held For Sale

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

Loans Receivable

Loans receivable are stated at unpaid principal balance less undisbursed proceeds on construction loans, deferred loan fees and the allowance for loan losses. Interest on loans receivable is accrued as earned based on respective interest rates included in the loan contract applied to principal amounts outstanding. Loans are considered past due or delinquent when principal or interest payments are past due 30 days or more. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Delinquent loans may remain on accrual status between 30 days and 89 days past due. The accrual of interest is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in the process of collection. Loans are placed on nonaccrual status at an earlier date if collection of the contractual principal or interest is doubtful. All interest accrued but not collected on loans deemed nonaccrual during the period is reversed against interest income in that period. The interest payments received on nonaccrual loans are accounted for on the cash-basis or cost recovery method, whereby the interest payment is applied to the principal balance of the loan, until qualifying for return to accrual status. Loans may be returned to the accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal and a period of sustained performance has occurred. Substantially all loans that are nonaccrual are also impaired. Income recognition on impaired loans conforms to that used on nonaccrual loans.

Loan Fees

Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized on a level-yield basis as an adjustment to the related loan yield over its contractual life. In the event the loans are sold, the net unamortized deferred loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans. Unamortized net fees are also recognized as an adjustment to interest income on loans upon early repayment of the related loans.

Impaired loans

Impaired loans consist of nonaccrual loans and troubled debt restructurings (“TDRs”) in accordance with applicable authoritative accounting guidance. With the exception of loans that were restructured and still accruing interest, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled principal and interest due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Loans deemed to be impaired are generally classified as nonaccrual and as such are included in non-performing assets.

Impairment is measured on a loan-by-loan basis by estimating the value of the loan based on the present value of expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral less costs to sell, if repayment of the loan is considered collateral-dependent.

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

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) is established by a provision charged to earnings and is maintained at a level considered adequate to provide for probable loan losses based on management’s evaluation of known and inherent risks in the loan portfolio. The Company’s allowance for loan losses methodology consists of three elements: (i) specific valuation allowances determined in accordance with FASB ASC 310 based on probable losses on specific impaired loans; (ii) historical loss factor determined in accordance with FASB ASC 450 based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) a collection of qualitative factors in accordance with FASB ASC 450 to reflect the impact of current general economic conditions and other qualitative risk factors both internal and external to the Company. The historical loss factor and the aggregate of the qualitative risk factors are combined and multiplied against the outstanding principal balance of loans in the pool of similar loans with similar characteristics. The Company’s pools of similar loans are grouped by class of loan. When a loan or portion of a loan is considered uncollectible, it is charged against the allowance for loan losses. Recoveries of loans previously charged-off are credited to the allowance when collected.

Management periodically reviews the ALLL to identify known and inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process begins with an evaluation of individual loans that are considered impaired. For these loans, an allowance is established based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, for loans that are considered collateral dependent, the fair value of the collateral.

All other loans are segregated into segments based on similar risk factors. Each of these groups is then evaluated based on several factors to estimate credit losses. For each category of loans with similar risk characteristics, management will determine the historical loss rate based on the Bank’s most recent two year loss experience. Historical loss rates provide a reasonable starting point for the Bank’s analysis; however, this analysis and the loss trends do not form a sufficient basis, by themselves, to determine the appropriate level of allowance for loan loss. Management also considers qualitative and environmental factors for each loan segment that are likely to impact, directly or indirectly, the inherent loss exposure of the loan portfolio. These factors include, but are not limited to, the following: changes in the amount and severity of delinquencies, non-accrual and adversely classified loans, changes in local, regional and national economic conditions that will affect the collectability of the portfolio, changes in the nature and volume of loans in the portfolio, changes in concentrations of credit, lending area, industry concentrations or types of borrowers, changes in lending policies, procedures, competition, management, portfolio mix, pricing, loan to value trends, extension and modification requests and loan quality trends such as the changes and the trend in charge-offs and recoveries, the changes in the volume of Watch and Special Mention loans and the changes in the quality of the Bank’s loan review system. This analysis establishes factors that are applied to each of the segmented groups of loans to determine the appropriate level of loan loss allowance.

The ALLL evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information to recognize losses on loans, future additions to the ALLL may be necessary based on changes in environmental factors. The Office of the Comptroller of the Currency (“OCC”), the Bank’s primary regulator, as an integral part of its examination process, periodically reviews the ALLL and may require the Company to make additional provisions for estimated losses based on their judgments about information available to them at the time of their examination. The Company believes the ALLL is appropriate given all of the above considerations.

Mortgage Banking Operations and Mortgage Servicing Rights

The Bank sells one-to-four-family residential mortgage loans on either a servicing released or a serving retained basis. On a loan sold where servicing was retained, the Bank determines at the time of sale the value of the retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments. If material, a portion of the gain on the sale of the loan is recognized as due to the value of the servicing rights, and a mortgage servicing asset is recorded. For loans sold servicing released, a cash gain or loss is recognized to the extent that the sales proceeds of the mortgage loans sold exceed or are less than the net book value at the time of sale. Income from the mortgage loans brokered to other lenders is recognized in income on date of loan closing.

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the taking of the loan application and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sales commitments are made on a best-efforts basis whereby the Bank is only obligated to sell the mortgage if mortgage loan is approved and closed by the Bank. Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in gains or losses on sales of loans. The fair value of these derivative instruments was not significant at December 31, 2013 and 2012.

Servicing assets are reported in other assets and amortized in proportion to and over the period during which estimated servicing income will be received. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Loan servicing income is recorded when earned and represents servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company has fiduciary responsibility for related escrow and custodial funds.

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. For sales of mortgage loans originated by the Bank, a portion of the cost of originating the loan is allocated to the servicing retained right based on fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternately, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon fair value of the rights as compared to amortized cost. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.

The Bank has engaged an independent third party to perform the servicing rights analysis on a quarterly basis. The initial fair value of loan servicing rights is amortized on a level yield basis over the period of estimated net servicing revenue and such amortization is included in the consolidated statement of income as a reduction of loan servicing fee income. Servicing rights are evaluated for impairment by comparing their aggregate carrying amount to their fair value. The fair value of loan servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of loan prepayments and discount rates. All assumptions are based on standards used by market participants. Impairment is recognized as an adjustment to loan servicing income.

Foreclosed real estate

Real estate properties acquired through loan foreclosure and other partial or total satisfaction of problem loans are carried at the lower of fair value or the related loan balance at the date of foreclosure. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses.

Valuations are periodically performed by management and if the carrying value of a property subsequent to its acquisition exceeds its fair value less estimated disposal costs, the carrying value is written down and charged to expense. Any subsequent write-downs in the carrying value and expenses incurred to maintain the properties are charged to expense. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in operations upon disposal.

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

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, put presumably beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Bank owned life insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former employees of the Company. BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in noninterest income, and are not subject to income taxes. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $37,000 and $24,000 at December 31, 2013 and 2012, respectively, and is reflected in “Other Liabilities” on the consolidated statements of financial condition.

Income from investment advisory services, net

In conjunction with a third party, one employee of the Bank is licensed to sell non-deposit investment products, including mutual funds, annuities and other insurance products. The Bank records, as noninterest income, revenues earned from product sales in accordance with the terms of revenue sharing agreements with the third party, net of certain marketing and other expenses shared with the third party. The Bank currently employs this individual authorized to sell these products and pays most of the direct costs related to the sales activities. These costs are charged to expense as incurred, and are classified primarily in compensation and benefits expense.

Income taxes

The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2013 and December 31, 2012, valuation allowances of $8.7 million and $5.4 million, respectively, were established because management believes it is more likely than not that the net balance of the deferred tax asset will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company determined that it had no liabilities for uncertain tax positions at December 31, 2013 and 2012.

Interest and penalties related to income taxes, if any, are presented within non-interest expense.

The Company has a tax allocation agreement with the Bank electing to file consolidated federal income tax returns. The tax allocation agreement indicates that income tax liabilities, refunds, payments and all other adjustments will be allocated to each entity using the separate return method. The Company and the Bank file separate corporate income tax returns for the State of Connecticut.

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Unallocated common shares held by the employee stock ownership plan are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

Retirement plans and other post retirement benefits

The Company sponsors a defined benefit pension plan (which was frozen in 2005) and a defined contribution 401(k) plan for eligible employees in addition to other post retirement benefits.

Pension Plan

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified defined benefit pension plan (the “Pentegra Plan”). The Pentegra Plan’s Employer Identification Number is 13-5645888 and the plan number is 333. The Pentegra Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Plan. The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The plan was amended, effective September 1, 2005, and is considered frozen, with no new participants being accepted. No future compensation will be considered for benefit accruals, and there will be no future credited service, service accruals, or additional accrued benefits.

Defined Contribution Plan

The Bank has a defined contribution 401(k) plan for eligible employees. The Bank provides 75% matching of employee contributions on up to 6% of the employee’s salary. The Bank’s contribution vests over a six year graded vesting schedule.

Healthcare Benefits

In addition to providing retirement benefits, the Company has provided certain healthcare, life insurance and other post retirement benefits. Under this program, substantially all of the Bank’s employees hired prior to February 2007 could become eligible for those benefits. The Company’s policy is to accrue the expected cost of providing those benefits during the year the employee renders the necessary service.

Stock Based Compensation

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 13. Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. The Company did not grant stock option awards nor any restricted stock for the years ended December 31, 2013 or 2012. The fair value of stock options previously granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The market price of the Company’s common stock at the date of grant is used for the stock option or restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period, on a straight-line basis.

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan under which certain non-employee directors may elect to defer up to 100% of their compensation in the form of either cash or stock appreciation rights (“SARs”). If a deferral is made in SARs, then at the time of distribution an individual will receive in cash the value of an equivalent number of shares of the Company’s stock that could have been purchased at the time of deferral, and any dividends thereon during the deferral period. If the deferral is made in cash, interest is earned on the accumulated deferred balances based on the ten year U.S. Treasury yield. Generally, a participant’s account is payable upon the earliest of the participant’s separation from service with the Company, the participant’s death or disability or a specified date that is elected by the participant in accordance with applicable rules of the Internal Revenue Code. The Company’s obligation to make payments under the Plan is a general obligation of the Company and is to be paid from the Company’s general assets. As such, participants are general unsecured creditors of the Company with respect to their participation under the Plan. The Company records a liability within accrued expenses and other liabilities on the consolidated statement of financial condition for the accumulated balances due under this plan.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the statement of financial condition, such items, along with a net income (loss), are components of comprehensive income (loss).

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

The Company’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:

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

Accounting standards require disclosure of the estimated fair value of financial instruments including both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value. The calculation of fair value estimates of financial instruments is dependent upon certain subjective assumptions and involves significant uncertainties. Changes in assumptions could significantly affect the estimates. These estimates do not reflect any possible tax ramifications, estimated transaction costs or any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument.

Accounting standards update

Recently Adopted Accounting Guidance

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02. This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company adopted this update during the quarter ended March 31, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Balance Sheet — Disclosures about Offsetting Assets and Liabilities: In December 2011, the FASB issued ASU 2011-11 which requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. This update became effective in the quarter ended March 31, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Guidance

Income Taxes- Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). In July 2013, the FASB issued ASU 2013-11. Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Receivables – Troubled Debt Restructurings By Creditors: In January 2014, the FASB issued ASU 2014-04. This update clarifies that when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, upon either: (i) the creditor obtaining legal title to the property upon completion of the foreclosure; or (ii) the borrower conveying all interest in the property to the creditor to satisfy the loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014 and is not expected to have a material impact upon the Company’s consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current reporting presentation. These reclassifications only changed the reporting categories but did not affect the results of operations or financial position.

NOTE 2 - REGULATORY MATTERS

Effective January 17, 2012, the Bank entered into a written Formal Agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”). The Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain operational areas of the Bank, including the following:

•	Restricts the Bank from declaring or paying any dividends or other capital distributions to the Company without prior written regulatory approval. This provision relates to up streaming intercompany dividends or other capital distributions from the Bank to the Company.
•	Provide prior written notice to the OCC before appointing an individual to serve as a senior executive officer or as a director of the Bank.

•	Restricts the Bank from entering into, renewing, extending or revising any contractual arrangement relating to the compensation or benefits for any senior executive officer of the Bank, unless the Bank provides the OCC with prior written notice of the proposed transaction.
•	Subjects the Bank to six month financial and operational examination review. The most recent examination occurred in the first quarter of 2014 and the examination report has not yet been received.

In April and May 2013, additional senior management team members were retained to assist the new CEO (who was hired in September 2012) to address the provisions of the Agreement.

The Agreement and each of its provisions will remain in effect until these provisions are amended in writing by mutual consent or waived in writing by the OCC or terminated in writing by the OCC.

The OCC regulations require savings institutions to maintain minimum levels of regulatory capital. Effective June 4, 2013, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-rated assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the previously disclosed January 2012 Formal Agreement between the Bank and the OCC. The Bank exceeded the IMCRs at December 31, 2013, with a Tier 1 leverage ratio of 11.04% and a total risk-based capital ratio of 18.01%.

As a source of strength to its subsidiary bank, the Company had liquid assets of approximately $3.07 million at December 31, 2013, which the Company could contribute to the Bank if needed, to enhance the Bank’s capital levels. If the Company had contributed those assets to the Bank as of December 31, 2013, the Bank would have had a Tier 1 leverage ratio of approximately 11.67%.

On May 21, 2013, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the Federal Reserve Bank of Boston.

As a savings and loan holding company regulated by the Federal Reserve Board, the Company is not currently subject to specific regulatory capital requirements. The Dodd- Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period from the July 21, 2010 effective date of the Dodd- Frank Act before the capital requirements will apply to savings and loan holding companies.

The following table is a summary of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at December 31, 2013.

At December 31, 2013	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$58,323	11.98%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	58,323	18.21%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	62,399	19.49%
The Bank
Tier 1 Leverage Capital (1)	$19,545	4.00%	$43,977	9.00%	$53,946	11.04%
Tier 1 Risk-Based Capital (2)	12,891	4.00%	N/A	N/A	53,946	16.74%
Total Risk-Based Capital (2)	25,783	8.00%	41,897	13.00%	58,047	18.01%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

At December 31, 2012	Adequately Capitalized Requirements		Actual
(Dollars in thousands)	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	$66,929	12.71%
Tier 1 Risk-Based Capital (2)	N/A	N/A	66,929	19.35%
Total Risk-Based Capital (2)	N/A	N/A	71,378	20.64%
The Bank
Tier 1 Leverage Capital (1)	$21,087	4.00%	$52,618	9.98%
Tier 1 Risk-Based Capital (2)	14,105	4.00%	52,618	14.92%
Total Risk-Based Capital (2)	28,210	8.00%	57,162	16.21%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

As of December 31, 2013, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

NOTE 3 - INVESTMENTS

(a)  Securities by Type and Maturity

At December 31, 2013, the composition of the investment portfolio was as follows:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$16,601	$35	$(130)	$16,506
U.S. Government agency mortgage-backed securities	22,874	527	(532)	22,869
U.S. Government agency collateralized mortgage obligations	3,736	11	(9)	3,738
Private label collateralized mortgage obligations	258	8	-	266
Subtotal	43,469	581	(671)	43,379
Auction-rate trust preferred securities	5,893	-	-	5,893
Mutual fund - Fixed Income securities	500	-	(1)	499

Total available-for-sale securities	$49,862	$581	$(672)	$49,771

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$18,149	$134	$(40)	$18,243

Total held-to-maturity securities	$18,149	$134	$(40)	$18,243

At December 31, 2012, the composition of the investment portfolio was as follows:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$1,006	$23	$-	$1,029
U.S. Government agency mortgage-backed securities	13,270	690	-	13,960
U.S. Government agency collateralized mortgage obligations	974	11	-	985
Private label collateralized mortgage obligations	314	-	(20)	294
Subtotal	15,564	724	(20)	16,268
Auction-rate trust preferred securities	7,700	-	(484)	7,216

Total available-for-sale securities	$23,264	$724	$(504)	$23,484

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$25,519	$588	$-	$26,107

Total held-to-maturity securities	$25,519	$588	$-	$26,107

For the years ended December 31, 2013 and December 31, 2012, the Company realized no gross gains or gross losses on sales of investment securities.

In November 2013, the Company securitized approximately $13.6 million in 30 year fixed rate residential mortgage loans into U.S. agency mortgage backed securities. The purpose of this securitization was to transform residential mortgage loans into more liquid mortgage- backed securities which have a lower risk-based capital requirement and could be pledged for borrowings. This transfer of financial assets met the criteria established under FASB ASC Topic 860 and has been accounted for as a true sale of the residential mortgage loans, resulting in no gain or loss on the sale.

The amortized cost and fair value of securities at December 31, 2013 and 2012, by expected maturity, are set forth below. Actual maturities of mortgage-backed securities and collateralized mortgage obligations may differ from contractual maturities because the mortgages underlying the securities may be prepaid or called with or without call or prepayment penalties. Because these securities are not due at a single maturity date, the maturity information is not presented.

	Available-for-Sale		Held-to-Maturity
At December 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$22,874	$22,869	$18,149	$18,243
U.S. Government agency collateralized mortgage obligations	3,736	3,738	-	-
Private label collateralized mortgage obligations	258	266	-	-
Mutual fund - Fixed Income securities	500	499	-	-
Subtotal	27,368	27,372	18,149	18,243
Securities with Fixed Maturities:
Due in one year or less			-	-
Due after one year through five years	6,606	6,641	-	-
Due after five years through ten years	9,995	9,865	-	-
Due after ten years	5,893	5,893	-	-
	22,494	22,399	-	-
Total	$49,862	$49,771	$18,149	$18,243

	Available-for-Sale		Held-to-Maturity
At December 31, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$13,270	$13,960	$25,519	$26,107
U.S. Government agency collateralized mortgage obligations	974	985	-	-
Private label collateralized mortgage obligations	314	294	-	-
Subtotal	14,558	15,239	25,519	26,107
Securities with Fixed Maturities:
Due in one year or less	1,006	1,029	-	-
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	7,700	7,216	-	-
	8,706	8,245	-	-
Total	$23,264	$23,484	$25,519	$26,107

At December 31, 2013 and 2012, securities with an amortized cost of $19.53 million and $30.57 million, and a fair value of $19.67 million and $31.27 million, respectively, were pledged as collateral to secure municipal deposits and repurchase agreements.

(b)	Unrealized Losses and Other-Than-Temporary Impairments

Available for sale investments with unrealized losses as of December 31, 2013 were as follows:

	Less than 12 Months		Greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency obligations	$9,865	$130	$-	$-	$9,865	$130
U.S. Government agency mortgage-backed securities	8,075	531	65	1	8,140	532
U.S. Government agency collateralized mortgage obligations	3,228	9	-	-	3,228	9
Mutual fund - fixed income securities	499	1	-	-	499	1
Total securities in unrealized loss position	$21,667	$671	$65	$1	$21,732	$672

Available for sale investments with unrealized losses as of December 31, 2012 were as follows:

	Less than 12 Months		Greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Private label collateralized mortgage obligations	$-	$-	$294	$20	$294	$20
Auction rate trust preferred securities	-	-	7,216	484	7,216	484

Total securities in unrealized loss position	$-	$-	$7,510	$504	$7,510	$504

There were no held to maturity investments with unrealized losses as of December 31, 2012.

All investment securities which have unrealized losses have undergone an internal impairment evaluation. Management’s review for impairment generally entails the following: an identification and analysis of individual investments that have fair values less than amortized cost; consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period; discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and documentation of the results of these analyses.

The Company had thirteen securities in an unrealized loss position at December 31, 2013, including two U.S. Government agency obligations, nine U.S. government agency mortgage-backed securities (MBS), one U.S. Government agency collateralized mortgage obligation (CMO) and one mutual fund composed of fixed income securities. The severity of these unrealized losses based on their underlying cost basis were as follows at December 31, 2013: 1.3% for U.S. Government agency obligations, 6.1% for U.S. Government agency mortgage-backed securities and less than 0.3% for the other two issues. In addition, most of these unrealized losses have been of short duration (less than 12 months). Subsequent to December 31, 2013, only four of the thirteen securities remain in an unrealized loss position. The changes in the prices on these securities are the result of interest rate movement and are temporary in nature.

As a result of the reviews, management believes that, other than the private label collateralized mortgage obligations and the auction rate trust preferred securities discussed below, all remaining unrealized losses are temporary as of December 31, 2013 and are the result of changes in market interest rates and market conditions. The Company has the ability and intent to hold the investments until recovery of the market value which may be at maturity.

For other-than-temporary impairment (OTTI), the Company generally estimates the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for these impairment analyses include the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely, and are influenced by such factors as loan interest rate, geographic location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flow discounted at the original yield was compared to the amortized cost of the Company’s holdings to determine the credit-related impairment loss. During 2013, the Company recognized credit related losses on private label collateralized mortgage obligations of $5,000 after taking a $20,000 credit-related impairment loss in 2011. The Company did not recognize any credit related impairment on this issue in 2012.

During 2013, the Company also experienced a $1.81 million other-than temporary impairment on its auction rate preferred securities (“ARPS”). As a result of similar securities being identified as “impermissible” investments under Volcker rule interpretations, it became apparent to management through discussions with the OCC, that it was “more likely than not” that the Bank would be required to sell these investments before the recovery of its cost basis. Under ASC 320-10-35, the Bank recognized this OTTI in earnings. Based on management’s assessment that the ARPS market is not an active one and that to sell the ARPS would require a “forced redemption” from the trust to obtain the underlying preferred stock, the Company recognized this other-than-temporary impairment based on the quoted market prices of the underlying preferred stock as of December 31, 2013.

During February 2014, the Company requested that the trustee initiate a forced redemption of those ARPS and simultaneously sold all of the underlying preferred stock which the Company received from the forced redemption. The Company recorded a $158,000 gain from this subsequent sale of the underlying preferred stock.

The following table summarizes the activity related to the amounts of credit losses on available for sale investment securities recognized in earnings for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Balance at beginning of year	$20	$20	-
Additional increases in previously recognized credit losses	-	-	-
Losses recognized in earnings	1,812	-	20
Balance at end of year	$1,832	$20	$20

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

A summary of loans receivable at December 31, 2013 and 2012 is as follows:

	December 31,
(Dollars in thousands)	2013	2012
Real estate loans:
One-to-four family	$186,985	$209,004
Multi-family and commercial real estate	123,134	133,549
Construction and land development	5,609	26,633
Total real estate loans	315,728	369,186

Commercial business loans	25,506	32,970
Consumer loans:
Home equity	26,960	28,829
Other consumer	2,321	1,297
Total consumer loans	29,281	30,126
Total loans	370,515	432,282

Less:
Allowance for loan losses	9,891	14,500
Deferred loan origination fees	56	169
Loans receivable, net	$360,568	$417,613

The Bank’s lending activities are conducted principally in the Naugatuck Valley area of Connecticut. The Bank’s investment in loans includes both adjustable and fixed rate loans.

In June 2013, in connection with the Company’s plan to reduce the level of impaired loans, the Company sold $20.8 million in credit impaired loans in three separate transactions of a similar nature in which the financial assets transferred satisfy all of the criteria to be accounted for as sales of financial assets. In these transactions, the Company sold approximately $14.1 million in loans secured by commercial real estate properties, $6.0 million in construction and land development loans and $0.7 million in loans secured by owner occupied one to four family properties. Because of the credit impaired quality of these assets transferred, the impact of these sales resulted in $5.1 million in net charge offs against the Company’s allowance for loan losses.

As discussed in Note 3, in November 2013, the Company securitized approximately $13.6 million in 30 year fixed rate residential mortgage loans into U.S. Government agency mortgage backed securities. This transfer of financial assets met the criteria established under ASC Topic 860 and has been accounted for as a sale.

As of December 31, 2013 and 2012, loans to related parties totaled approximately $383,000 and $412,000, respectively. For the years ended December 31, 2013 and December 31, 2012, there were no new loans granted to related parties. Related parties include directors and officers of the Bank, any respective affiliates in which they have a controlling interest, and their immediate families. For the years ended December 31, 2013 and 2012, all loans to related parties were performing in accordance with their original terms.

The following table indicates activity in loans to related parties for the periods indicated.

	Year Ended December 31,
	2013	2012
Balance at the beginning of the year	$412,000	$466,000
New loans	-	-
Repayments	(29,000)	(32,000)
Other (1)	-	(22,000)
Balance at end of year	$383,000	$412,000

(1)	Decrease due to the retirement of one of the Company’s directors.

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

During the second quarter of 2013, management analyzed the risk concentration within the loan portfolio. As a result of this analysis, the loan portfolio was further disaggregated by expanding the number of loan segments from six segments to nine segments as of June 30, 2013. The commercial real estate loan segment, the second largest grouping of loans after one-to-four family owner occupied real estate loans, was expanded into five segments to increase the granularity of analysis of the risks inherent in the loans in these segments. The expanded commercial loan segments are: investor owned one-to-four family and multi-family properties, industrial and warehouse properties, office buildings, retail properties and special use properties.

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

The following tables are a summary of the loan portfolio credit quality indicators, by loan class, as of December 31, 2013 and 2012:

	Credit Risk Profile by Internally Assigned Grade:
December 31, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Risk Rating:
Pass	$180,704	$90,756	$2,808	$18,751	$28,603	$321,622
Special Mention	602	26,832	946	3,869	262	32,511
Substandard:
- Accruing	349	2,416	-	874	94	3,733
- Nonaccruing (1)	5,330	3,130	1,855	1,919	322	12,556
Subtotal - substandard	5,679	5,546	1,855	2,793	416	16,289
Doubtful	-	-	-	93	-	93
Total	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
December 31, 2013	Investor Owned One-to-Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Risk Rating:
Pass	$10,682	$21,500	$16,821	$16,544	$25,209	$90,756
Special Mention	4,523	7,310	4,015	6,130	4,854	26,832
Substandard:
- Accruing	-	1,155	370	457	434	2,416
- Nonaccruing (1)	1,167	31	206	388	1,338	3,130
Subtotal - substandard	1,167	1,186	576	845	1,772	5,546
Doubtful	-	-	-		-	-
Total	$16,372	$29,996	$21,412	$23,519	$31,835	$123,134

(1)	Non-accrual loans included substandard nonaccruing loans and non-performing consumer loans.

	Credit Risk Profile by Internally Assigned Grade:
December 31, 2012	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Total
Risk Rating:
Pass	$198,800	$91,677	$11,653	$23,702	$325,832
Special Mention	4,807	25,754	2,401	3,824	36,786
Substandard	5,397	16,118	12,579	5,444	39,538
Doubtful	-	-	-	-	-
Total	$209,004	$133,549	$26,633	$32,970	$402,156

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

Loans, including TDRs, are automatically placed on nonaccrual status when payment of principal or interest is more than 90 days delinquent. Loans may also be placed on nonaccrual status if collection of principal or interest in full, or in part, is in doubt or if the loan has been restructured. When loans are placed on nonaccrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan’s payment status is less than 90 days delinquent for a reasonable period of time (usually six consecutive months) to establish a reliable assessment of collectability.

The following tables set forth certain information with respect to our loan portfolio delinquencies, by loan class, as of December 31, 2013 and 2012:

	Delinquencies
							Carrying
			Greater				Amount > 90
	31-60 Days	61-90 Days	Than	Total Past			Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing
As of December 31, 2013
(In thousands)
Real estate loans
One-to-four family	$1,217	$397	$2,564	$4,178	$182,807	$186,985	$-
Construction and land development	970	538	1,799	3,307	2,302	5,609	-
Multi-family and commercial real estate:							-
Investor owned one-to-four family and multi-family	861	-	621	1,482	14,890	16,372	-
Industrial and Warehouse	-	-	32	32	29,964	29,996	-
Office buildings	-	108	206	314	21,098	21,412	-
Retail properties	423	-	-	423	23,096	23,519	-
Special use properties	346	-	169	515	31,320	31,835	-
Subtotal Multi-family and commercial real estate	1,630	108	1,028	2,766	120,368	123,134	-
Commercial business loans	487	153	1,598	2,238	23,268	25,506	-
Consumer loans:
Home equity loans	155	28	142	325	26,635	26,960	-
Other consumer loans	2	3	-	5	2,316	2,321	-
Subtotal Consumer	157	31	142	330	28,951	29,281	-
Total	$4,461	$1,227	$7,131	$12,819	$357,696	$370,515	$-

	Delinquencies
							Carrying
			Greater				Amount > 90
	31-60 Days	61-90 Days	Than	Total Past			Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing
As of December 31, 2012
(In thousands)
Real estate loans
One-to-four family	$1,820	$430	$3,688	$5,938	$203,066	$209,004	$-
Construction	221	-	9,156	9,377	17,256	26,633	-
Multi-family and commercial real estate	464	-	9,031	9,495	124,054	133,549	-
Commercial business loans	553	-	3,500	4,053	28,917	32,970	-
Consumer and other	1,353	140	273	1,766	28,360	30,126	-
Total	$4,411	$570	$25,648	$30,629	$401,653	$432,282	$-

(b)	Impaired loans and nonperforming assets

The following tables set forth certain information with respect to our nonperforming assets as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Nonaccrual loans	$7,953	$17,370
Troubled debt restructurings- nonaccruing	5,430	8,278
Total nonperforming loans	13,383	25,648
Foreclosed real estate	1,846	735
Total nonperforming assets	$15,229	$26,383

Total nonperforming loans to total loans	3.61%	5.93%

Total nonperforming loans to total assets	2.75%	4.87%

Total nonperforming assets to total assets	3.13%	5.01%

Nonperforming loans (defined as nonaccrual loans and nonaccruing troubled debt restructured loans (“TDRs”)) totaled $13.38 million at December 31, 2013 compared to $25.65 million at December 31, 2012. The amount of income that was contractually due but not recognized on nonperforming loans totaled $852,000, $1.6 million and $878,000 for 2013, 2012 and 2011, respectively.

At December 31, 2013, the Company had 90 loans on nonaccrual status of which 44 loans were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

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

The following tables summarize impaired loans by portfolio segment as of December 31, 2013 and 2012:

As of December 31, 2013	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to four-family	$4,570	$2,431	$7,001	$7,734	$70
Construction and land development	1,405	449	1,854	2,424	75
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	1,167	-	1,167	1,274	-
Industrial and warehouse properties	565	-	565	567	-
Office buildings	206	-	206	405	-
Retail properties	158	389	547	621	23
Special use properties	1,600	-	1,600	2,086	-
Subtotal	3,696	389	4,085	4,953	23
Commercial business loans	1,996	584	2,580	2,693	105
Consumer loans	412	167	579	805	10
Total impaired loans	$12,079	$4,020	$16,099	$18,609	$283

As of December 31, 2012	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to four-family	$4,422	$119	$4,541	$4,944	$5
Construction and land development	5,884	2,402	8,286	13,833	139
Multi-family and commercial real estate	12,177	2,196	14,373	16,832	251
Commercial business loans	2,731	1,214	3,945	4,419	340
Consumer loans	255	45	300	385	1
Total impaired loans	$25,469	$5,976	$31,445	$40,413	$736

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

The following table relates to interest income recognized by segment of impaired loans for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized
	(In thousands)
Real estate loans
One-to four-family	$5,900	$247	$4,662	$107	$2,730	$84
Construction	5,937	41	10,656	144	5,117	284
Multi-family and commercial real estate	8,128	367	15,281	553	4,467	225
Commercial business loans	3,087	147	4,231	133	901	115
Consumer loans	511	29	313	11	331	7
Total	$23,564	$831	$35,143	$948	$13,546	$715

Interest payments received on nonaccrual loans are accounted for on the cash-basis method or the cost recovery method until qualifying for return to accrual status. Under the cost recovery method, the interest payment is applied to the principal balance of the loan. The table above shows the interest income recognized on nonaccrual loans on the cash-basis method. For the years ended December 31, 2013 and 2012, the amount of interest payments applied to principal under the cost recovery money method was $314,000 and $274,000, respectively.

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

The recorded investment balance of TDRs that were performing and nonperforming under the terms of their modifications as of December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing (1)	$4,195	$3,573
Nonperforming	3,051	5,566
Total	$7,246	$9,139

(1)	Of the $4,195,000 in TDRs which are performing under the modified terms of their agreements at December 31, 2013, there are $2,379,000 in TDRs that remain in a nonaccrual status because these TDRs have not yet demonstrated the requisite period of sustained performance. The combination of these $2,379,000 in TDRs and the $3,051,000 nonperforming TDRs at December 31, 2013 equal the $5,430,000 in TDRs that are in nonaccrual status at December 31, 2013.

As illustrated in the table below, during the year ended December 31, 2013, the following concessions were made on 17 loans for $3.05 million (measured as a percentage of loan balances on TDR’s):

•	Reduced interest rate for 1.7% (1 loan for $51 thousand)
•	Extension of payment terms for 45.6% (10 loans for $1.39 million)
•	Deferral of principal payments for 52.7% (6 loans for $1.61 million)

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

The following table presents a breakdown of the types of concessions made by loan class for the year ended December 31, 2013:

	For the Year Ended December 31, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%
Below market interest rate:
Consumer loans - home equity	1	$51	$51	1.7%
Subtotals	1	51	51	1.7%

Extended payment terms:
Real estate loans:
One-to-four family	1	19	25	0.8%
Multi-family and commercial real estate	4	917	963	31.5%
Commercial business loans	5	394	405	13.3%
Subtotals	10	1,330	1,393	45.6%

Principal payments deferred
Real estate loans:
One-to-four family	5	1,437	1,437	47.1%
Multi-family and commercial real estate	1	170	170	5.6%
Subtotals	6	1,607	1,607	52.7%

Grand Totals	17	$2,988	$3,051	100.0%

There was one loan for which an interest rate concession was granted during 2013. This loan was evaluated for impairment. Because this loan had already been charged down to the fair value, the recorded investment of this loan has not changed post-modification. For the ten TDRs granted term extensions, new funds in the amount of $63,000 were advanced to cover past due property taxes and other expenses based upon cross-collateralization with related loans to improve the Bank’s collateral position.

During the year ended December 31, 2013, the Company modified 17 loans in the amount of $3.1 million. Of this total, there was one payment default (where the modified loan was past due thirty days or more) on a one-to-four family mortgage loan in the amount of $604,000, or 19.8% of the loans modified during the year ended December 31, 2013.

Of the total 17 loans for $3.05 million which were modified during the twelve months ended December 31, 2013, the following represents their success or failure during the year ended December 31, 2013:

•	22.4% are paying as restructured
•	10.0% have paid in full
•	47.8% have been reclassified to nonaccrual
•	19.8% have defaulted

The following table presents the successes and failures of the types of modifications within the previous twelve months as of December 31, 2013:

	Paid in Full / Sold		Paying as Restructured		Converted to Non-accrual		Foreclosure/Default		Total
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
Below market interest rate	-	$-	1	$51	-	$-	-	$-	1	$51
Extended payment terms	1	135	1	25	8	1,233	-	-	10	1,393
Principal payments deferred	1	170	3	606	1	227	1	604	6	1,607

Total	2	$305	5	$682	9	$1,460	1	$604	17	$3,051

%		10.0%		22.4%		47.8%		19.8%		100.0%

The $604,000 TDR modified during 2013 which defaulted post-modification was a one-to-four family mortgage loan. This loan was individually evaluated for impairment at December 31, 2013. The Company’s procedure is to individually evaluate for impairment all TDRs as part of its ALLL methodology.

During the year ended December 31, 2012, the following concessions were made on 20 loans for $2.4 million (measured as a percentage of loan balances on TDRs):

•	Reduced interest rate for 52.0% (4 loans for $1.2 million)
•	Extension of payment terms for 15.5% (10 loans for $362,000)
•	Deferral of principal payments for 32.7% (6 loans for $773,000)

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

The following table presents a breakdown of the types of concessions made by loan class for the year ended December 31, 2012.

	For the Year Ended December 31, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%
Below market interest rate:
Commercial mortgage	1	$425	$425	18.0%
Real estate loans
Oneto-four family	3	$797	$803	34.0%
Subtotals	4	1,222	1,228	52.0%

Extended payment terms:
Commercial business loans	9	292	324	13.7%
Consumer loans - home equity	1	38	38	1.6%
Subtotals	10	330	362	15.3%

Principal payments deferred
Real estate loans:
One-to-four family	3	643	643	27.2%
Consumer loans - home equity	3	130	130	5.5%
Subtotals	6	773	773	32.7%

Grand Totals	20	$2,325	$2,363	100.0%

There were four loans for which an interest rate concession was granted during 2012. These loans were evaluated for impairment. Two of these loans were advanced funds of $6,000 for past due property taxes. Of the fourteen TDRs granted term extensions, one TDR was increased by the amount of $32,000 which had been advanced to cover past due property taxes and other expenses based upon cross-collateralization with related loans to improve the Bank’s collateral position.

Of the 20 loans modified during the year ended December 31, 2012, there were no TDRs that had been modified during the previous twelve months ended December 31, 2012 that subsequently defaulted or were charged off during the twelve months ended December 31, 2013.

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

The determination of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is likelihood that different amounts would be reported under different conditions or assumptions. The OCC, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

The ALLL balance decreased from $14.5 million at December 31, 2012 to $9.89 million at December 31, 2013, a decrease of $4.61 million, or 31.8%. This decrease in the ALLL was directionally consistent with the improvement in the Bank’s asset quality trends during this twelve month period. During the year, the Bank’s nonperforming loans decreased $12.27 million, or 47.8%, and its adversely classified loans decreased by $22.92 million or 58.3%. Furthermore, the improvement in the risk profile of the loan portfolio can also be demonstrated by the significant reduction in construction and land development loans of $21.02 million or 78.9%, and, to a lesser extent, reductions in commercial business loans of $7.46 million or 22.6%, one-to-four family loans of $22.02 million or 10.5% and multi-family and commercial real estate loans of $10.42 million or 7.8% These improvements in the Bank’s asset quality were attributable to the more aggressive workout efforts in the past year, and the loan sale transactions consummated in June 2013.

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

The following tables set forth the balance of and transactions in the allowance for loan losses at December 31, 2013, December 31, 2012 and December 31, 2011, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by loans evaluated for impairment individually and collectively.

	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
As of and for the year ended December 31, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Provision for loan losses	478	4,304	(724)	(42)	134	4,150
Charge-offs	(650)	(4,687)	(2,728)	(1,817)	(182)	(10,064)
Recoveries	33	588	102	577	5	1,305
Balance at December 31, 2013	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Allowance related to loans:
Individually evaluated for impairment	$70	$23	$75	$105	$10	$283
Collectively evaluated for impairment	1,779	5,074	1,043	1,338	374	9,608
Total Allowance	$1,849	$5,097	$1,118	$1,443	$384	$9,891

Ending loan balance individually evaluated for impairment	$7,001	$4,085	$1,854	$2,580	$579	$16,099
Ending loan balance collectively evaluated for impairment	179,984	119,049	3,755	22,926	28,702	354,416
Total Loans	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Multi-Family and Commercial Real Estate
	Investor one- to-four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
As of and for the year ended December 31, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$4,892
Provision for loan losses	-	-	-	-	-	3,689
Charge-offs	-	-	-	-	-	(4,351)
Recoveries	-	-	-	-	-	590
Subtotal						4,820
Redistributed through segment expansion	526	818	421	519	2,536	4,820
Segment ending balance as of June 30, 2013	526	818	421	519	2,536	4,820
Provision for loan losses	(7)	410	286	337	(407)	615
Charge-offs	(4)	(121)	(144)	(67)	-	(336)
Recoveries	-	(2)	-	-	-	(2)
Segment balance at December 31, 2013	$515	$1,034	$563	$856	$2,129	$5,097
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$23
Collectively evaluated for impairment	515	1,034	563	833	2,129	5,074
Total Allowance	$515	$1,034	$563	$856	$2,129	$5,097

Ending loan balance individually evaluated for impairment	$1,167	$565	$206	$547	$1,600	$4,085
Ending loan balance collectively evaluated for impairment	15,205	29,431	21,206	22,973	30,234	119,049
Total Loans	$16,372	$29,996	$21,412	$23,520	$31,834	$123,134

	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
As of and for the year ended December 31, 2012
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,745	$3,745	$1,327	$754	$482	$8,053
Provision for loan losses	650	4,868	8,563	3,549	95	17,725
Charge-offs	(411)	(3,757)	(5,422)	(1,594)	(150)	(11,334)
Recoveries	4	36	-	16	-	56
Ending Balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Allowance related to loans:
Individually evaluated for impairment	$5	$271	$119	$340	$1	$736
Collectively evaluated for impairment	1,983	4,621	4,349	2,385	426	13,764
Total Allowance	$1,988	$4,892	$4,468	$2,725	$427	$14,500

Ending loan balance individually evaluated for impairment	$4,541	$14,373	$8,286	$3,945	$300	$31,445
Ending loan balance collectively evaluated for impairment	204,463	119,176	18,347	29,025	29,826	400,837
Total Loans	$209,004	$133,549	$26,633	$32,970	$30,126	$432,282

At December 31, 2011
Allowance for loan losses:
Beginning balance	$1,585	$2,714	$600	$884	$610	$6,393
Provision for loan losses	377	1,942	1,449	383	142	4,293
Charge-offs	(217)	(911)	(722)	(516)	(271)	(2,637)
Recoveries	-	-	-	3	1	4
Ending balance	$1,745	$3,745	$1,327	$754	$482	$8,053
Allowance related to loans:
Individually evaluated for impairment	$109	$335	$665	$286	$71	$1,466
Collectively evaluated for impairment	1,636	3,410	662	468	411	6,587
Total Allowance	$1,745	$3,745	$1,327	$754	$482	$8,053

Ending loan balance individually evaluated for impairment	$2,721	$4,422	$8,474	$3,585	$225	$19,427
Ending loan balance collectively evaluated for impairment	215,172	156,436	17,771	33,060	33,485	455,924
Total Loans	$217,893	$160,858	$26,245	$36,645	$33,710	$475,351

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

NOTE 5 - MORTGAGE BANKING AND MORTGAGE SERVICING RIGHTS

Mortgage banking includes two components: (1) the origination of residential mortgage loans for sale in the secondary market and (2) the servicing of mortgage loans sold to investors. The following represents the Company’s non-interest income derived from these activities for the three years ended December 31, 2013.

	For the year ended December 31,
(In Thousands)	2013	2012	2011
Gain on sales of loans	$946	$2,373	$1,717
Mortgage servicing income	$343	$269	$137
Total	$1,289	$2,642	$1,854

The Bank originates government residential mortgage loans which are sold servicing released. The Bank also originates conventional residential mortgage loans for its portfolio and for sale, both on a servicing rights retained and released basis.

The Bank services loans for other financial institutions and agencies. These loans are originated by the Bank and then sold. The Bank continues to service these loans and remits the payments received to the purchasing institution. The amounts of these loans were approximately $142.17 million and $135.16 million at December 31, 2013 and 2012, respectively.

The balance of mortgage-servicing rights, included in other assets, and the changes therein for the years ended December 31, 2013, 2012, and 2011 were as follows:

(In thousands)	2013	2012	2011
Balance at beginning of the year	$1,039	$700	$364
Servicing rights capitalized	380	692	478
Amortization of servicing rights	(370)	(323)	(114)
Periodic impairment	44	(30)	(28)
Balance at the end of the year	$1,093	$1,039	$700

At December 31, 2013 and 2012, key economic assumptions and the sensitivity of the current fair value of residual cash flows, should immediate 10 percent and 20 percent adverse changes in those assumptions occur, were as follows:

(In thousands)	2013		2012		2011
Carrying amount		$1,093		$1,039		$700

Weighted average life (in years)		7.04		6.20		5.28

Prepayment speed assumption	PSA	160	PSA	241	PSA	265
Impact on fair value of 10% adverse change		(88)		(74)		(34)
Impact on fair value of 20% adverse change		(134)		(121)		(74)

Residual cash flows discount rate (annual)		7.75%		6.50%		7.25%
Impact on fair value of 10% adverse change		(70)		(55)		(26)
Impact on fair value of 20% adverse change		(134)		(106)		(50)

NOTE 6 - FORECLOSED REAL ESTATE

Changes in foreclosed real estate for the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the Year Ended December 31,
(In thousands)	2013	2012	2011
Beginning Balance	$735	$873	$421
Additions	2,116	732	817
Proceeds from dispositions	(676)	(910)	(335)
Gain (loss) on sales	(66)	117	(11)
Writedowns	(263)	(77)	(19)
Balance at end of period	$1,846	$735	$873

At December 31, 2013, the Bank held seven properties consisting primarily of two parcels of developed residential lots with an aggregate value of $1.46 million. In January 2014, the largest property with a carrying value of $998,000 sold for $1.0 million. The other five properties at December 31, 2013 consisted of three single family residences and two unimproved parcels – one zoned as commercial and the other zoned as residential.

At December 31, 2013 and 2012, respectively, the Bank had $3.12 million and $1.48 million in loans in the process of foreclosure.

The Company records the gain (loss) on sale of foreclosed real estate in the expenses on foreclosed properties, net category along with expenses for acquiring and maintaining foreclosed real estate properties.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2013 and 2012 were summarized as follows:

(Dollars in thousands)	2013	2012
Banking offices	$8,567	$8,582
Furniture and equipment	5,513	5,032
Land	1,593	1,593
Leasehold improvements	1,408	1,409
	17,081	16,616
Accumulated depreciation and amortization	(7,717)	(7,125)

Premises and equipment, net	$9,364	$9,491

Depreciation and amortization expenses were $684,000, $718,000, and $746,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Bank leases space for five of its branch offices. The leases for the branch offices have expiration dates ranging from 2014 through 2050, and are accounted for as operating leases. Rent expense were $335,000, $321,000 and $305,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The Bank rents excess space in its banking offices to tenants. At December 31, 2013, future minimum rental income and lease payment expense are expected to be:

(Dollars in thousands)	Income	Expense
2014	$104	$343
2015	106	345
2016	109	342
2017	111	346
2018	115	351
Thereafter	1,063	6,053

Total future minimum rents	$1,608	$7,780

NOTE 8 - DEPOSITS

Deposits are summarized as follows:

	At December 31, 2013
(Dollars in thousands)	2013	2012	2011
	Amount	Amount	Amount
Noninterest bearing demand deposits	$69,147	$70,300	$45,837
Interest bearing deposits
Now accounts and money market accounts	49,514	38,965	52,676
Savings accounts	117,004	117,259	107,662
Certificates of deposit	155,182	176,378	204,712
Total interest bearing deposits	321,700	332,602	365,050
Total deposits	$390,847	$402,902	$410,887

Related party deposits aggregated approximately $417,000 and $622,000 as of December 31, 2013 and 2012, respectively.

Interest paid on deposits for the years ended December 31, 2013, 2012 and 2011 was as follows:

	For the Year Ended December 31,
(In thousands)	2013	2012	2011
Now accounts and money market accounts	$181	$141	$212
Savings accounts	279	366	496
Time certificates	2,345	3,301	5,312
Total interest expense on deposits	$2,805	$3,808	$6,020

The aggregate amount of individual certificate accounts of $100,000 or more at December 31, 2013 and 2012 was $62.46 million and $70.49 million, respectively. Deposits up to $250,000 are federally insured through the Federal Deposit Insurance Corporation (“FDIC”). The aggregate amount of individual certificate accounts of $250,000 or more at December 31, 2013 and 2012 was $11.53 million and $15.27 million, respectively. At December 31, 2013, the scheduled maturities for certificate accounts were as follows:

(In thousands)	2013

Certificate accounts maturing in:
Under 12 months	$74,268
12 to 24 months	25,064
24 to 36 months	25,794
Over 36 months	30,056

Total certificate accounts	$155,182

NOTE 9 - FHLB ADVANCES AND STOCK

(a)	FHLB Advances

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At December 31, 2013, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The following table presents certain information regarding our Federal Home Loan Bank advances during the periods or at the dates indicated.

	At December 31, 2013		At December 31, 2012
		Weighted		Weighted
	Amount	Average	Amount	Average
(Dollars in thousands)	Due	Cost	Due	Cost
Year of maturity:
2013	$-	-	$24,088	2.65%
2014	1,377	2.64%	15,693	2.96%
2015	1,500	0.80%	624	3.34%
2016	2,800	0.90%	88	0.19%
2017 - 2021	18,368	2.56%	355	0.19%
2022 - 2026	638	0.27%	318	0.18%
2027 - 2028	610	-	310	-

Total FHLB advances	$25,293	2.16%	$41,476	2.72%

FHLB advances are secured by a blanket lien on the Bank’s assets. Included in the amounts above are two long-term amortizing advances, which mature in 2023 and 2028 with interest rates of 0.27% and 0.0%, respectively, obtained under the Affordable Housing Program offered by FHLB. These advances were used to provide loans, at nominal cost to the borrower, for development of low-cost housing in the Bank’s market area.

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

The Bank has an agreement with FHLB providing for future credit availability of up to twenty times the amount of FHLB stock held by the Bank, not to exceed 30% of its total assets.

(b)	FHLB Stock

The Bank is required to maintain an investment in capital stock of the FHLB in an amount that is based on a percentage of its outstanding residential first mortgage loans. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment. The Bank held FHLB stock of $5,444,300 and $5,917,000 at December 31, 2013 and 2012, respectively. Management evaluated the Company’s investment in FHLB stock for other-than-temporary impairment, consistent with accounting policy. Based on management’s evaluation of this investment, including consideration of factors such as the long term nature of the investment, the liquidity position of the FHLB, its operating performance and the impact of legislative and regulatory changes on the FHLB and its customer base, management concluded that the stock was not impaired for the periods presented herein.

NOTE 10 - OTHER BORROWED FUNDS

The Bank utilizes securities sold under agreements to repurchase to accommodate its customers’ needs to invest funds short term and as a source of borrowings.

The following table presents certain information regarding our repurchase agreements during the year or at the dates indicated.

	At or for the year to date period ended
(Dollars in thousands)	December 31, 2013	December 31, 2012

Maximum amount of Repurchase Agreements outstanding during the period	$21,256	$19,283

Average Repurchase Agreements outstanding during the period	$10,866	$11,608

Weighted average interest rate during the period	0.24%	0.47%

Balance outstanding at end of period	$4,173	$6,394

Weighted average interest rate at end of period	0.01%	0.45%

Repurchase agreements generally have terms of one day and are secured by government agency securities.

The Bank maintains a credit facility with the Federal Reserve Bank of Boston for which certain assets are pledged to secure such borrowings. As of December 31, 2013 and 2013, there were no borrowings outstanding under this facility. In addition, the Federal Reserve Bank of Boston, as one of the Bank’s correspondent banks, requires the Bank to pledge at least $1 million in the loans and/or investment securities for potential daylight overdraft exposure. At December 31, 2013 and 2012, the Bank had $3.38 million and $24.53 million in commercial real estate loans pledged with the Federal Reserve Bank of Boston.

At December 31, 2013, the Bank had reserve requirements with the Federal Reserve Bank of Boston amounting to $3.69 million. In addition to the Bank’s $2.6 million in vault cash, the use of $1.09 million in balances held at the Federal Reserve Bank of Boston was restricted to meet these reserve requirements.

NOTE 11 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension plan

As described in Note 1, the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified defined benefit pension plan (the "Pentegra Plan").

Contributions to the Pentegra Plan were $276,000, $373,000 and $370,000 for the years ended December 31, 2013, 2012 and 2011. The funded status of the Pentegra Plan was 92.29%, 97.12% and 81.56% as of the beginning of the plan years (July 1, 2013, 2012 and 2011, respectively). The Bank was not listed in the Pentegra Plan’s Forms 5500 as providing more than 5 percent of the total contributions for the plan years ended June 30, 2013 or 2012, respectively.

The Plan was amended, effective September 1, 2005, and is considered frozen, with no new participants being accepted. No future compensation will be considered for benefit accruals, and there will be no future credited service, service accruals, or additional accrued benefits.

The Bank’s net pension cost was $230,000, $418,000 and $284,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Defined contribution plan

As described in Note 1, the Bank has a defined contribution 401(k) plan for eligible employees. The Bank provides 75% matching of employee contributions on up to 6% of the employee’s salary. The Bank’s contribution vests over a six year graded vesting schedule. The Bank’s contribution to the plan was $243,000, $243,000, and $224,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Directors’ retirement plan

As described in Note 1, the Bank sponsors a deferred compensation plan under which certain non-employee directors may elect to defer up to 100% of their compensation in the form of either cash or stock-appreciation rights (“SARs”). The plan also provides for a $10,000 annual payment to each participating director which the director may elect to defer under the plan. Excluding the $10,000 supplemental annual compensation included in director’s compensation expense, the Company’s cost for these benefits amounted to $2,000, $1,000 and $3,000, respectively for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013, the accumulated liability under this plan amounted to $53,000.

Other Benefits

The Company has investments in, and is the beneficiary of, life insurance policies on the lives of certain current and former officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender value and death benefits of the policies. These policies have aggregate cash surrender values of $10,132,000 and $9,854,000 at December 31, 2013 and 2012, respectively. These assets are maintained with three insurance carriers. Income earned on the life insurance policies aggregated $278,000, $299,000 and $308,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Healthcare benefits

As described in Note 1, in addition to providing pension benefits, the Bank has provided certain health care benefits to retired employees (the “Healthcare Benefits Plan”). The Company’s accrued costs of providing these benefits amounted to $0, $87,000 and $28,000 for the years ended December 31, 2013, 2012 and 2011.

In November 2013, the Bank discontinued the post retirement benefits provided under this program and reduced the related accrued liability balance by $487,000.

The following table summarizes the obligation and funded status for the Healthcare Benefits Plan as of December 31, 2013 and 2012:

	At or for the Year Ended December 31,
(In thousands)	2013	2012
Change in benefit obligation
Projected benefit obligation at beginning of year	$491	$404
Curtailment of benefits	(487)	-
Interest cost	-	87
Projected benefit obligation at end of year	4	491
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	41	33
Plan participant contributions	-	-
Benefits paid	(41)	(33)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(4)	$(491)

The benefit costs related to the Healthcare Benefits Plan for the years ended December 31, 2013, 2012 and 2011were as follows:

	For the Year Ended December 31,
(In thousands)	2013	2012	2011
Components of net periodic benefit cost
Interest cost	$-	$87	$28
Expected return on plan assets	-	-	-
Net periodic benefit cost	-	87	28

The discount rates used in determining healthcare benefits were 3.91% and 5.00% at December 31, 2012 and 2011, respectively.

NOTE 12 - EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

On September 30, 2004, the ESOP purchased 297,435 shares of the common stock of the Company. To fund the purchase, the ESOP borrowed $2,980,910 from the Company. The borrowing is at an annual interest rate of 4.75% and is to be repaid on a pro-rata basis in fifteen annual installments of $282,520 commencing with the quarter ended December 31, 2004 through September 30, 2019.

On June 29, 2011 in conjunction with the second step mutual to stock conversion, the ESOP purchased 250,380 shares of the common stock of the Company. To fund the purchase, the ESOP borrowed $2,003,040 from the Company. The borrowing is at an annual interest rate of 3.25% and is to be repaid on a pro-rata basis in twenty annual installments of $135,657 commencing with the quarter ended December 31, 2011 through December 31, 2030.

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earning per share calculation purposes. The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated statements of financial condition. ESOP expense for the years ended December 31, 2013, 2012 and 2011 was $233,000, $231,000 and $254,000, respectively. At December 31, 2013 the Company has committed to release to the ESOP 32,364 earned but unallocated shares. At December 31, 2013 and 2012, there were 326,751 and 359,115 unearned and unreleased ESOP shares, respectively, which had aggregate fair values of $2,366,000 and $2,388,000, respectively.

NOTE 13 - STOCK-BASED COMPENSATION

In 2005, stockholders of the Company approved the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant up to 371,794 stock options and 148,717 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 520,511 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan. As of December 31, 2013, 253,840 shares remain available for future issuances under this plan. The majority of these stock options and restricted stock shares were granted during the period from July 2005 to July 2008.

Stock option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

A summary of the status of outstanding stock options at December 31, 2013, 2012 and 2011 and changes therein was as follows:

	2013		2012		2011
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	197,561	$11.16	295,423	$11.15	306,499	$11.16
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Expired	(77,775)	11.12	(97,862)	11.12	(11,076)	11.12
Options outstanding at end of year	119,786	11.18	197,561	11.16	295,423	11.16

Options exercisable at end of year	119,786	11.18	197,561	11.15	295,423	11.15

Weighted-average fair value of options granted during the year		N/A		N/A		N/A

The Company records stock-based compensation expense related to outstanding stock options and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. Both stock options and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.

In determining the expected term of the option awards, the Company has estimated the expected term of the options as being equal to the average of the vesting term plus the original contractual term of ten years. The Company estimated its volatility using the historical volatility of other, similar companies during a period of time equal to the expected life of the options. The risk-free rate for the periods within the contractual life of the options is based upon the U.S. Treasury yield curve in effect at the time of grant.

Assumptions used to determine the weighted average fair value of stock options granted were as follows:

	Grant Date
	July 26,	December 18,	March 20,	March 21,	July 26,
	2008	2007	2007	2006	2005

Dividend yield	2.74%	2.20%	1.60%	1.89%	1.44%
Expected volatility	13.40%	11.00%	10.49%	11.20%	11.47%
Risk-free rate	3.56%	3.63%	4.48%	4.61%	4.18%
Expected life in years	6.5	6.5	6.5	6.5	6.5

Weighted average fair value of options at grant date	$1.51	$1.18	$2.55	$2.25	$2.47

The Company recorded stock-based compensation expense of $1,000, $1,000 and $19,000 for the years ended December 31, 2013, 2012 and 2011, respectively, in connection with the stock option and restricted stock awards. At December 31, 2013, the Company has no unrecorded option expense to be recognized over the remaining vesting period of the options.

NOTE 14 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 consisted of:

(In thousands)	2013	2012	2011
Current income tax expense (benefit)	$128	$(2,327)	$970

Deferred income tax expense (benefit)	242	2,475	(120)

Provision for income taxes	$370	$148	$850

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

A reconciliation of the statutory federal income tax rate applied to income before income taxes with the income tax provision is as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Income tax expense (benefit) at statutory rate of 34%	$(2,879)	$(5,134)	$847

Increase (decrease) in income tax expense resulting from:
Nondeductible compensation expense	79	79	86
Income exempt from income tax	(171)	(182)	(102)
Valuation allowance on income tax benefits	3,310	5,376	-
Other items, net	31	9	19

Provision for income taxes	$370	$148	$850

The tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows at December 31, 2013 and 2012:

(In thousands)	2013	2012

Deferred tax assets
Reserve for loan losses	$3,371	$4,737
Net operating loss carryforwards	4,782	825
Deferred income	123	113
Stock based compensation	89	207
Charitable contributions	27	-
Alternative minimum taxes ("AMT") paid	152	-
Post-retirement benefits	19	193
Other than temporary impairment on securities	615	2
Gross deferred tax assets	9,178	6,077

Valuation allowance	(8,686)	(5,376)
Deferred tax assets, net of valuation allowance	492	701

Deferred tax liabilities
Depreciation	(121)	(108)
Available-for-sale securities	-	(240)
Mortgage servicing rights	(371)	(353)
Total deferred tax liabilities	(492)	(701)

Net deferred tax assets	$-	$-

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The largest component of our net deferred tax asset at December 31, 2013 was our net operating loss carryforwards and temporary differences related to the activity in our allowance for loan losses. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not, that some or all of the deferred tax assets will not be realized. Due to the magnitude of the operating losses in 2013 and 2012 and the related deferred tax assets, management has concluded that it is more likely-than-not that the Company will be unable to realize its deferred tax assets in the foreseeable future, and accordingly has established valuation allowances of $8.69 million and $5.38 million, respectively, which equal 100% of the net deferred tax assets at December 31, 2013 and December 31, 2012. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, management’s conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

Retained earnings at December 31, 2013 includes a contingency reserve for loan losses of $1,843,000 which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of $627,000 has not been recognized as of December 31, 2013.

During 2013, the Company received $2.3 million in federal income tax refunds from the 2012 net operating loss carryback tax returns filed, which recovered all available previously paid federal income taxes. In addition, the Company received $800,000 in federal tax refunds in 2013 from the 2012 tax return. The December 31, 2013 net operating loss carry forward expiring in 2033 could reduce future taxable income by approximately $14.1 million.

Management regularly analyzes their tax positions and at December 31, 2013, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of December 31, 2013, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal and Connecticut income taxes for the years 2010-2012.

NOTE 15 - STOCKHOLDERS’ EQUITY

The following table shows earnings per share information at December 31, 2013, 2012 and 2011:

	For the years ended December 31,
(In thousands except share and per share data)	2013	2012	2011

Net income (loss) available to common stockholders	$(8,839)	$(15,248)	$1,642
Basic:
Weighted average shares outstanding during the period	7,002,208	7,002,208	7,002,782
Less: Unallocated ESOP shares	(359,115)	(391,479)	(300,279)
Total for Basic EPS calculation	6,643,093	6,610,729	6,702,503
Diluted:
Weighted average shares outstanding during the period	7,002,208	7,002,208	7,002,782
Less: Unallocated ESOP shares	(359,115)	(391,479)	(300,279)
Total for Diluted EPS calculation	6,643,093	6,610,729	6,702,503
Net income (loss) per common share:
Basic and diluted earnings per share	$(1.33)	$(2.31)	$0.24

Basic net income per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the year ended December 31, 2013, anti-dilutive options excluded from the calculations totaled 115,496 options (with an exercise price of $11.12) and 4,290 options (with an exercise price of $12.51). For the year ended December 31, 2012, anti-dilutive options excluded from the calculations totaled 203,172 options (with an exercise price of $11.12) and 4,540 options (with an exercise price of $12.51). For the year ended December 31, 2011, anti-dilutive options excluded from the calculations totaled 306,477 options (with an exercise price of $11.12) and 7,482 options (with an exercise price of $12.51).

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, unused portions of lines of credit, home equity lines of credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition.

The following table summarizes these financial instruments and other commitments and contingent liabilities as of December 31, 2013 and 2012:

(In thousands)	2013	2012
Commitments to extend credit:
Commercial loan commitments	$12,572	$4,327
Unused home equity lines of credit	19,169	21,434
Commercial and industrial loan commitments	10,153	13,134
Amounts due on other commitments	6,618	20,790
Commercial letters of credit	1,371	3,964

At December 31, 2013, included in the commitments to extend credit were commitments to fund loans in the amount of $4.0 million with fixed interest rates ranging from 3.25% to 17.0%.

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

The Company establishes an accrued liability for unfunded commitments, litigation or regulatory matters in the periods when those matters arise, and the resulting loss contingency is both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. There were no such accruals at December 31, 2013.

NOTE 17 - FAIR VALUE

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

Available for sale and held to maturity securities—Where quoted prices are available in an active market, the securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include mutual funds. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and the securities are classified within Level 2 of the valuation hierarchy. Examples of such instruments include U.S. government agency bonds, U.S. government agency mortgage-backed securities and private label collateralized mortgage obligations. On the auction rate trust preferred securities, these securities were identified as “impermissible” investments under Volcker rule interpretations by the OCC and, as such the Company proceeded to liquidate these securities in February 2014. Based on management’s assessment that the ARPs market is not an active one and to liquidate these securities would require a “forced redemption” from the trust to request delivery of the underlying preferred stock, collateral for sale, the Company calculated the fair value (and the determination of the OTTI) on these securities at December 31, 2013 utilizing the current market prices of the underlying preferred stock and classified these investments as Level 2 in the fair value hierarchy. Securities classified within Level 3 of the valuation hierarchy are securities for which significant unobservable inputs are utilized. Available for sale securities are recorded at fair value on a recurring basis and held to maturity securities are only disclosed at fair value.

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

Borrowed funds—The fair value of FHLB advances and other borrowed funds (repurchase agreements) are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements taking into account the Company’s performance risk. The Company does not record this liability at fair value on a recurring basis. FHLB advances and other borrowings are classified as Level 2 within the fair value hierarchy.

Accrued interest payable—The carrying amounts approximate fair value. The Company does not record the liability at fair value on a recurring basis. This liability is classified as Level 1 within the fair value hierarchy.

Mortgagors’ escrow accounts—The carrying amount approximates fair value. The Company does not record this liability at fair value on a recurring basis. This liability is classified as Level 2 within the fair value hierarchy.

The following is a summary of the carrying values and fair values of the Company’s significant financial instruments as of December 31, 2013 and 2012:

		December 31, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy Level	Value	Value	Value	Value

Financial Assets
Cash and cash equivalents	Level 1	$26,374	$26,374	$23,229	$23,229
Investment securities, available-for-sale:
Mutual fund - fixed income securities	Level 1	499	499	-	-
Other	Level 2	49,272	49,272	23,484	23,484
Investment securities, held-to-maturity	Level 2	18,149	18,243	25,519	26,107
Loans held for sale	Level 2	1,079	1,079	2,761	2,761
Loans receivable, net:
Performing	Level 2	344,468	347,496	386,904	405,977
Impaired	Level 3	16,100	15,816	30,709	30,709
Accrued interest receivable	Level 1	1,494	1,494	1,761	1,761
Mortgage servicing assets	Level 3	1,093	1,598	1,039	1,633
FHLB Stock	Level 3	5,444	5,444	5,917	5,917
Financial Liabilities
Demand deposits, savings, Now and money market deposits	Level 1	235,665	235,665	226,524	226,524
Time deposits	Level 2	155,182	157,591	176,378	179,125
FHLB advances	Level 2	25,293	25,942	41,476	42,453
Borrowed funds	Level 2	4,173	4,173	6,394	6,394
Mortgagors' escrow accounts	Level 2	4,392	4,392	4,628	4,628
Accrued interest payable	Level 1	51	51	99	99

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of December 31, 2013 and December 31, 2012 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such dates.

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

The Company uses fair value measurements to record available-for sale investment securities and residential loans held for sale at fair value on a recurring basis. Additionally, the Company uses fair value measurements to measure the reported amounts of impaired loans, foreclosed real estate and mortgage servicing rights at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost or market value accounting or write downs of individual assets.

Unrecognized financial instruments—Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2013 and December 31, 2012.

The following table represents a further breakdown of investment securities and other financial instruments measured at fair value on a recurring basis.

	Fair Value At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$16,506	$-	$16,506
U.S. Government agency mortgage-backed obligations	-	22,869	-	22,869
U.S. Government agency collateralized mortgage obligations	-	3,738	-	3,738
Private label collateralized mortgage obligations	-	266	-	266
Auction rate trust preferred securities	-	5,893	-	5,893
Mutual fund - fixed income securities	499	-	-	499

	Fair Value At December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$1,029	$-	$1,029
U.S. Government agency mortgage-backed obligations	-	13,960	-	13,960
U.S. Government agency collateralized mortgage obligations	-	985	-	985
Private label collateralized mortgage obligations	-	294	-	294
Auction rate trust preferred securities	-	7,216	-	7,216

The following table represents assets measured at fair value on a non-recurring basis:

	Fair Value At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	15,816	15,816
Foreclosed real estate	-	-	1,846	1,846
Mortgage servicing rights	-	-	1,598	1,598

	Fair Value At December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	30,709	$30,709
Foreclosed real estate	-	-	735	735
Mortgage servicing rights	-	-	1,633	1,633

During the year ended December 31, 2013, the following fair values of those reflected in the above table were re-measured:

•	$ 9.65 million in collateral dependent impaired loans,

•	$1.71 million in foreclosed real estate, and

•	$1.56 million in mortgage servicing rights.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 available-for-sale investment securities measured at fair value on a recurring basis at December 31, 2013 and 2012:

(In thousands)	2013	2012
	(In thousands)

Balance at beginning of the year	$-	$7,244
Increase (decrease) in fair value of securities included in accumulated other comprehensive income	-	272
Redemptions at par	-	(300)
Transfer to Level 2	-	(7,216)
Balance at end of the year	$-	$-

During 2012, the Company modified its methodology for determining the fair value of its investment in auction rate preferred securities, which were previously valued using a discounted cash flow model and classified as Level 3 in the fair value hierarchy. As previously stated in this footnote, at December 31, 2013 and 2012, the Company determined the fair value of these investments based on the current market prices of the underlying collateral preferred shares, and classified these investments as Level 2 in the fair value hierarchy.

NOTE 18 - SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The following tables present quarterly consolidated information for the Company for 2013, 2012 and 2011

	For the Year Ended December 31, 2013
	Fourth	Third	Second	First
(In thousands except share and per share data)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$4,894	$4,683	$5,313	$5,370
Interest expense	773	825	1,001	1,079
Net interest income	4,121	3,858	4,312	4,291
Provision for loan losses	-	300	3,550	300
Net interest income after provision for loan losses	4,121	3,558	762	3,991
Noninterest income	(1,222)	710	940	937
Noninterest expense	4,947	5,299	6,501	5,519
Income before provision for income tax	(2,048)	(1,031)	(4,799)	(591)
Provision for income tax	370	-	-	-
Net loss	$(2,418)	$(1,031)	$(4,799)	$(591)
Earnings (loss) per share - basic and diluted	$(0.36)	$(0.16)	$(0.72)	$(0.09)

	For the Year Ended December 31, 2012
	Fourth	Third	Second	First
(In thousands except share and per share data)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$5,719	$5,888	$6,050	$6,466
Interest expense	1,169	1,257	1,406	1,553
Net interest income	4,550	4,631	4,644	4,913
Provision for loan losses	720	10,312	2,148	4,545
Net interest income after provision for loan losses	3,830	(5,681)	2,496	368
Noninterest income	1,396	1,295	1,173	949
Noninterest expense	5,710	5,013	4,795	5,408
Income before provision for income tax	(484)	(9,399)	(1,126)	(4,091)
Provision for income tax	5,212	(3,238)	(411)	(1,415)
Net loss	$(5,696)	$(6,161)	$(715)	$(2,676)
Earnings (loss) per share - basic and diluted	$(0.86)	$(0.93)	$(0.11)	$(0.41)

	For the Year Ended December 31, 2011
	Fourth	Third	Second	First
(In thousands except share and per share data)	Quarter	Quarter	Quarter	Quarter
	(Restated)
Interest and dividend income	$6,607	$6,933	$6,863	$6,762
Interest expense	1,691	1,921	2,282	2,358
Net interest income	4,916	5,012	4,581	4,404
Provision for loan losses	1,620	1,195	1,040	438
Net interest income after provision for loan losses	3,296	3,817	3,541	3,966
Noninterest income	1,260	1,726	1,009	805
Noninterest expense	4,442	4,434	3,833	4,219
Income before provision for income tax	114	1,109	717	552
Provision for income tax	120	362	212	156
Net loss	$(6)	$747	$505	$396
Earnings (loss) per share - basic and diluted	$(0.01)	$0.12	$0.07	$0.06

NOTE 19 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Naugatuck Valley Financial Corporation) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statements of Financial Condition

	December 31,
(In thousands)	2013	2012

ASSETS
Cash on deposit with Naugatuck Valley Savings and Loan	$3,066	$11,207
Investment in subsidiary, Naugatuck Valley Savings and Loan	53,856	52,567
Investment securities	-	901
Loan to ESOP	3,142	3,425
Other assets	1	662
Total assets	$60,065	$68,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$1,831	$1,855
Stockholders' equity	58,234	66,907

Total liabilities and stockholders' equity	$60,065	$68,762

Statements of Income

	For the Years Ended December 31,
(In thousands)	2013	2012	2011

Interest income	$148	$167	$152
Other income	-	-	-
Total income	148	167	152

Other expense	328	398	381

Loss before income tax and equity in undistributed net income of subsidiary	(180)	(231)	(229)
Income tax benefit	(12)	(14)	(78)

Loss before equity in undistributed net income of subsidiary	(168)	(217)	(151)
Equity in undistributed net income (loss) of subsidiary	(8,671)	(15,031)	1,793

Net income (loss)	$(8,839)	$(15,248)	$1,642

Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income (loss)	$(8,839)	$(15,248)	$1,642
Equity in undistributed (earnings) losses of subsidiaries	8,671	15,031	(1,793)
Net change in other liabilities	(9)	(65)	(103)
Net change in other assets	614	(576)	1,403
Other, Net	50	(10)	85
Subtotal - Adjustments to reconcile net income (loss)	9,326	14,380	(408)

Net cash provided (used) by operating activities	$487	$(868)	$1,234

Cash flows from investing activities
Investment in subsidiary	(10,000)	-	(20,312)
Paydowns and maturities of available-for-sale securities	857	169	180
Loan to ESOP	-	-	(2,003)
Principal payments received from ESOP	283	271	291
Net cash (used) provided by investing activities	(8,860)	440	(21,844)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	33,379
Cost of issuance of common stock	-	-	(2,120)
Common stock repurchased	-	(1)	(2)
Cash dividends to common shareholders	-	(599)	(614)
Release of ESOP shares	232	233	254

Net cash provided (used) by financing activities	232	(367)	30,897

Increase (decrease) in cash and cash equivalents	(8,141)	(795)	10,287
Cash and cash equivalents at beginning of year	11,207	12,002	1,715

Cash and cash equivalents at end of year	$3,066	$11,207	$12,002

