Form 10-K/A
period 2013-12-31
Naugatuck Valley Financial Corp
filed 2014-04-01
CIK 1493552

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

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, initially filed with the U.S. Securities and Exchange Commission on March 31, 2014 (the “Form 10-K”), is to file Exhibit 101.0 to the Form 10-K as required by Rule 405 of Regulation S-T. Exhibit 101.0 to this Amendment No. 1 to the Form 10-K provides the following items from the Form 10-K formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. No other changes have been made to the Form 10-K as previously filed.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation (2)
4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Deferred Compensation Plan for Directors (4)*
10.2	Form of Naugatuck Valley Savings Employee Severance Compensation Plan (5)*
10.3	Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (6)*
10.4	Agreement by and between Naugatuck Valley Savings and Loan and the Comptroller of the Currency, dated January 17, 2012 (7)
14.0	Code of Ethics and Business Conduct (8)
21.0	List of Subsidiaries (9)
23.1	Consent of Whittlesey & Hadley, P.C. (10)
23.2	Consent of McGladrey LLP (11)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*Management contract or compensation plan arrangement

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2011.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2011.

(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2011.

(4)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-50876) Quarterly Report on Form 10-Q for the three months ended March 31, 2007, filed on May 15, 2007.

(5)	Incorporated herein by reference to Exhibit 10.8 to the Naugatuck Valley Financial Corporation (File No. 333-116627) Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.

(6)	Incorporated herein by reference to Appendix C to the Naugatuck Valley Financial Corporation (File No. 000-50876) Proxy Statement filed on April 1, 2005.

(7)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-54447) Current Report on Form 8-K, filed on January 20, 2013.

(8)	Incorporated by reference to Exhibit 14 to Naugatuck Valley Financial Corporation (File No. 000-50876) Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005.

(9)	Incorporated by reference to Exhibit 21.0 to Naugatuck Valley Financial Corporation (File No. 000-54447) Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.

(10)	Incorporated by reference to Exhibit 23.1 to Naugatuck Valley Financial Corporation (File No. 000-54447) Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.

(11)	Incorporated by reference to Exhibit 23.2 to Naugatuck Valley Financial Corporation (File No. 000-54447) Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: April 1, 2014	By:	/s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer
(Principal executive officer)