Form 10-Q
period 2014-03-31
Naugatuck Valley Financial Corp
filed 2014-05-13
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

As of May 12, 2014, there were 7,002,208 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition (unaudited)

(Dollars in thousands)	March 31, 2014	December 31, 2013

ASSETS
Cash and due from depository institutions	$9,620	$26,330
Federal funds sold	2,094	44
Cash and cash equivalents	11,714	26,374
Investment securities available-for-sale, at fair value	87,787	49,771
Investment securities held-to-maturity, at amortized cost	16,890	18,149
Loans held for sale	676	1,079
Loans receivable, net	359,925	360,568
Accrued income receivable	1,735	1,494
Foreclosed real estate	1,114	1,846
Premises and equipment, net	9,392	9,364
Bank owned life insurance	10,198	10,132
Federal Home Loan Bank of Boston stock, at cost	5,444	5,444
Other assets	2,414	2,376
Total assets	$507,289	$486,597
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$388,912	$390,847
Federal Home Loan Bank ("FHLB") advances	49,216	25,293
Other borrowed funds	6,185	4,173
Mortgagors' escrow accounts	2,263	4,392
Other liabilities	2,969	3,658
Total liabilities	449,545	428,363
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at March 31, 2014 and December 31, 2013, respectively	70	70
Paid-in capital	58,757	58,757
Retained earnings	1,513	2,322
Unearned employee stock ownership plan ("ESOP") shares (326,751 shares at March 31, 2014 and December 31, 2013)	(2,824)	(2,824)
Treasury Stock, at cost (158 shares at March 31, 2014 and December 31, 2013)	(1)	(1)
Accumulated other comprehensive income (loss)	229	(90)
Total stockholders' equity	57,744	58,234
Total liabilities and stockholders' equity	$507,289	$486,597

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
(In thousands, except share data)	2014	2013

Interest income
Interest and fees on loans	$4,212	$5,051
Interest and dividends on investments and deposits	662	319
Total interest income	4,874	5,370
Interest expense
Interest on deposits	604	786
Interest on borrowed funds	154	293
Total interest expense	758	1,079

Net interest income	4,116	4,291

Provision for loan losses	-	300

Net interest income after provision for loan losses	4,116	3,991

Noninterest income
Service charge income	173	178
Fees for other services	95	110
Mortgage banking income	136	502
Income from bank owned life insurance	66	71
Net gain on sale of investments	158	-
Income from investment advisory services, net	94	52
Other income	32	24
Total noninterest income	754	937

Noninterest expense
Compensation, taxes and benefits	3,016	2,677
Occupancy	543	491
Professional fees	518	660
FDIC insurance premiums	261	206
Insurance	145	158
Computer processing	369	316
Expenses on foreclosed real estate, net	210	357
Writedowns on foreclosed real estate	27	12
Directors' compensation	102	134
Advertising	96	87
Office supplies	69	61
Other expenses	323	360
Total noninterest expense	5,679	5,519

Loss before provision (benefit) for income taxes	(809)	(591)

Provision (benefit) for income taxes	-	-

Net loss	$(809)	$(591)
Loss per common share - basic and diluted	$(0.12)	$(0.09)

See accompanying notes to unaudited consolidated financial statements.

4

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended
	March 31,
(In thousands)	2014	2013

Net loss	$(809)	$(591)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities	347	(51)
Income tax effect	(118)	-
Other comprehensive income (loss)	229	(51)
Total comprehensive loss	$(580)	$(642)

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2014 and 2013 (Unaudited)

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2012	$70	$58,842	$11,164	$(3,143)	$(3)	$(1)	$(21)	$66,908
Net loss	-	-	(591)	-	-	-	-	(591)
Other comprehensive income (loss)	-	-	-	-	-	-	(51)	(51)

Balance at March 31, 2013	$70	$58,842	$10,573	$(3,143)	$(3)	$(1)	$(72)	$66,266

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance At December 31, 2013	$70	$58,757	$2,322	$(2,824)	$-	$(1)	$(90)	$58,234
Net loss	-	-	(809)	-	-	-	-	(809)
Other comprehensive income (loss)	-	-	-	-	-	-	319	319

Balance at March 31, 2014	$70	$58,757	$1,513	$(2,824)	$-	$(1)	$229	$57,744

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Cash flows from operating activities
Net loss	$(809)	$(591)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for loan losses	-	300
Depreciation and amortization expense	180	182
Net loss on sales of foreclosed real estate	65	39
Writedowns on foreclosed real estate	27	12
Gain on sale of loans	(131)	(420)
Loans originated for sale	(3,616)	(6,698)
Proceeds from sale of loans held for sale	4,150	8,771
Net amortization from investments	36	107
Net gain on sale of investments	(158)	-
Net gain of disposal of fixed assets	-	4
Net change in:
Accrued income receivable	(241)	70
Deferred loan fees	(9)	(19)
Cash surrender value of life insurance	(66)	(71)
Other assets	(39)	552
Other liabilities	(807)	(804)
Net cash (used in)/provided by operating activities	(1,418)	1,434
Cash flows from investing activities
Proceeds from calls, maturities and repayments of available-for-sale securities	4,348	1,232
Proceeds from sale of available-for-sale securities	6,052	-
Proceeds from maturities and repayments of held-to-maturity securities	1,212	2,046
Redemption of Federal Home Loan Bank stock	-	473
Purchase of available-for-sale securities	(47,809)	-
Loan originations net of principal payments	314	4,175
Purchase of premises and equipment	(208)	(42)
Proceeds from the sale of foreclosed real estate	978	186
Net cash (used in)/provided by investing activities	(35,113)	8,070
Cash flows from financing activities
Net change in time deposits	(823)	(7,154)
Net change in other deposit accounts	(1,112)	5,490
Proceeds from FHLB advances	24,000	500
Repayment of FHLB advances	(77)	(3,292)
Net change in mortgagors' escrow accounts	(2,129)	(2,226)
Change in other borrowed funds	2,012	8,124
Net cash provided by financing activities	21,871	1,442
Net change in cash and cash equivalents	(14,660)	10,946
Cash and cash equivalents at beginning of period	26,374	23,229
Cash and cash equivalents at end of period	$11,714	$34,175
Supplementary Disclosures of Cash Flow Information:
Non-cash investing activities:
Transfer of loans to foreclosed assets	$338	$-
Cash paid during the period for:
Interest	$743	$1,083
Unrealized gains (losses) on available for sale securities arising during the period	$438	$(51)

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

Basis of Presentation

The accompanying consolidated interim financial statements are unaudited and include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries, Naugatuck Valley Mortgage Servicing Corporation and Church Street OREO One, LLC. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the December 31, 2013 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of its operations and its cash flows at the dates and for the periods presented.

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

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain reclassifications have been made to the prior period amounts to conform with the March 31, 2014 consolidated financial statement presentation. These reclassifications only changed the reporting categories and did not affect the Company’s results of operations or financial position.

Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2013 Annual Report on Form 10-K. There have not been any material changes in our significant accounting policies compared with those contained in our Form 10-K disclosure for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

Income Taxes- Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: (a consensus of the FASB Emerging Issues Task Force). In July 2013, the FASB issued ASU 2013-11. Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU became effective during the three months ended March 31, 2014. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

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

NOTE 2 – REGULATORY MATTERS

Effective January 17, 2012, the Bank entered into a written Formal Agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”). The Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain operational areas of the Bank, including the following:

•	Restricts the Bank from declaring or paying any dividends or other capital distributions to the Company without prior written regulatory approval. This provision relates to upstreaming intercompany dividends or other capital distributions from the Bank to the Company.
•	Provide prior written notice to the OCC before appointing an individual to serve as a senior executive officer or as a director of the Bank.
•	Restricts the Bank from entering into, renewing, extending or revising any contractual arrangement relating to the compensation or benefits for any senior executive officer of the Bank, unless the Bank provides the OCC with prior written notice of the proposed transaction.
•	Subjects the Bank to six month financial and operational examination review. The most recent examination occurred in January 2014. The next scheduled review is expected in the third quarter 2014.

In April and May 2013, additional senior management team members were retained to assist the new CEO (who was hired in September 2012) to address the provisions of the Agreement.

The Agreement and each of its provisions will remain in effect until these provisions are amended in writing by mutual consent or waived in writing by the OCC or terminated in writing by the OCC.

The OCC regulations require savings institutions to maintain minimum levels of regulatory capital. Effective June 4, 2013, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-rated assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the previously disclosed January 2012 Formal Agreement between the Bank and the OCC. The Bank exceeded the IMCRs at March 31, 2014, with a Tier 1 leverage ratio of 10.44% and a total risk-based capital ratio of 17.77%.

As a source of strength to its subsidiary bank, the Company had liquid assets of approximately $2.9 million at March 31, 2014, which the Company could contribute to the Bank if needed, to enhance the Bank’s capital levels. If the Company had contributed those assets to the Bank as of March 31, 2014, the Bank would have had a Tier 1 leverage ratio of approximately 10.96%.

On May 21, 2013, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the Federal Reserve Bank of Boston,

As a savings and loan holding company regulated by the Federal Reserve Board, the Company is not currently subject to specific regulatory capital requirements. The Dodd- Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five- year transition period (from the July 21, 2010 effective date of the Dodd- Frank Act) before the capital requirements will apply to savings and loan holding companies.

The following tables are summaries of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at March 31, 2014 and December 31, 2013.

At March 31, 2014	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$57,514	11.35%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	57,514	17.96%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	61,589	19.23%

The Bank
Tier 1 Leverage Capital (1)	$20,354	4.00%	$45,797	9.00%	$53,147	10.44%
Tier 1 Risk-Based Capital (2)	12,886	4.00%	N/A	N/A	53,147	16.50%
Total Risk-Based Capital (2)	25,772	8.00%	41,879	13.00%	57,246	17.77%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

At December 31, 2013	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$58,323	11.98%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	58,323	18.21%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	62,399	19.49%

The Bank
Tier 1 Leverage Capital (1)	$19,545	4.00%	$43,977	9.00%	$53,946	11.04%
Tier 1 Risk-Based Capital (2)	12,891	4.00%	N/A	N/A	53,946	16.74%
Total Risk-Based Capital (2)	25,783	8.00%	41,897	13.00%	58,047	18.01%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

As of March 31, 2014, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

NOTE 3 – INVESTMENT SECURITIES

At March 31, 2014, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$42,185	$202	$(154)	$42,233
Asset-backed securities
U.S. Government agency mortgage-backed securities	29,028	602	(388)	29,242
U.S. Government agency collateralized mortgage obligations	8,635	47	(8)	8,674
Small Business Administration loan pools	2,015	12	-	2,027
Private label collateralized mortgage obligations	252	-	(4)	248
Obligations of state and municipal subdivisions	4,825	36	-	4,861
Mutual fund - fixed income securities	500	2	-	502

Total available-for-sale securities	$87,440	$901	$(554)	$87,787

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$16,890	$176	$(9)	$17,057

Total held-to-maturity securities	$16,890	$176	$(9)	$17,057

At December 31, 2013, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$16,601	$35	$(130)	$16,506
U.S. Government agency mortgage-backed securities	22,874	527	(532)	22,869
U.S. Government agency collateralized mortgage obligations	3,736	11	(9)	3,738
Private label collateralized mortgage obligations	258	8	-	266
Auction-rate trust preferred securities	5,893	-	-	5,893
Mutual fund - fixed income securities	500	-	(1)	499

Total available-for-sale securities	$49,862	$581	$(672)	$49,771

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$18,149	$134	$(40)	$18,243

Total held-to-maturity securities	$18,149	$134	$(40)	$18,243

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014, and December 31, 2013:

At March 31, 2014	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency obligations	$10,745	$154	$-	$-	$10,745	$154
U.S. Government agency mortgage-backed securities	12,428	387	66	1	12,494	388
U.S. Government agency collateralized mortgage obligations	3,043	8	-	-	3,043	8
Private label collateralized mortgage obligations	248	4	-	-	248	4
Total securities in unrealized loss position	$26,464	$553	$66	$1	$26,530	$554

At December 31, 2013	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency obligations	$9,865	$130	$-	$-	$9,865	$130
U.S. Government agency mortgage-backed securities	8,075	531	65	1	8,140	532
U.S. Government agency collateralized mortgage obligations	3,228	9	-	-	3,228	9
Mutual fund - fixed Income securities	499	1	-	-	499	1
Total securities in unrealized loss position	$21,667	$671	$65	$1	$21,732	$672

The amortized cost and fair value of securities at March 31, 2014 and December 31, 2013, by expected maturity, are set forth below. Actual maturities of mortgage-backed securities and collateralized mortgage obligations may differ from contractual maturities because the mortgages underlying the securities may be prepaid or called with or without call or prepayment penalties. Because these securities are not due at a single maturity date, the maturity information is not presented.

	Available-for-Sale		Held-to-Maturity
At March 31, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$29,028	$29,242	$16,890	$17,057
U.S. Government agency collateralized mortgage obligations	8,635	8,674	-	-
Small Business Administration loan pools	2,015	2,027
Private label collateralized mortgage obligations	252	248	-	-
Mutual fund - fixed Income securities	500	502	-	-
Subtotal	40,430	40,693	16,890	17,057
Securities with Fixed Maturities:
Due in one year or less	-	-	-	-
Due after one year through five years	5,051	5,075	-	-
Due after five years through ten years	22,337	22,344	-	-
Due after ten years	19,622	19,675	-	-
Subtotal	47,010	47,094	-	-
Grand totals	$87,440	$87,787	$16,890	$17,057

	Available-for-Sale		Held-to-Maturity
At December 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$22,874	$22,869	$18,149	$18,243
U.S. Government agency collateralized mortgage obligations	3,736	3,738	-	-
Private label collateralized mortgage obligations	258	266	-	-
Mutual fund - fixed Income securities	500	499	-	-
Subtotal	27,368	27,372	18,149	18,243
Securities with fixed Maturities:
Due in one year or less			-	-
Due after one year through five years	6,606	6,641	-	-
Due after five years through ten years	9,995	9,865	-	-
Due after ten years	5,893	5,893	-	-
Subtotal	22,494	22,399	-	-
Grand totals	$49,862	$49,771	$18,149	$18,243

As of March 31, 2014 and December 31, 2013, securities with an amortized cost of $18.76 million and $19.53 million, and a fair value of $18.97 million and $19.67 million, respectively, were pledged as collateral to secure municipal deposits and repurchase agreements.

NOTE 4 – LOANS RECEIVABLE

A summary of loans receivable at March 31, 2014 and December 31, 2013 is as follows:

	March 31,	December 31,
(Dollars in thousands)	2014	2013

Real estate loans:
One-to-four family	$184,531	$186,985
Multi-family and commercial real estate	122,329	123,134
Construction and land development	5,528	5,609
Total real estate loans	312,388	315,728

Commercial business loans	24,250	25,506
Consumer loans:
Home equity	27,267	26,960
Other consumer	5,932	2,321
Total consumer loans	33,199	29,281
Total loans	369,837	370,515

Less:
Allowance for loan losses	9,865	9,891
Deferred loan origination fees, net	47	56
Loans receivable, net	$359,925	$360,568

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

The Company’s loan portfolio is segregated as follows:

One-to-four Family Owner Occupied Loans. This portfolio segment consists of the origination of first mortgage loans secured by one-to-four family owner occupied residential properties and residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area. Although the Company has experienced an increase in foreclosures on its owner occupied loan portfolio over the past year, foreclosures are still at relatively low levels. Management believes this is due mainly to its prudent underwriting and lending strategies which do not allow for high risk loans such as “Option ARM,” “sub-prime” or “Alt-A” loans.

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

The following tables are a summary of the loan portfolio credit quality indicators, by loan class, as of March 31, 2014 and December 31, 2013:

	Credit Risk Profile by Internally Assigned Grade:
March 31, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Risk Rating:
Pass	$178,689	$98,536	$3,490	$19,080	$32,641	$332,436
Special Mention	754	13,934	454	3,042	268	18,452
Substandard:
- Accruing	97	6,987	-	1,233	42	8,359
- Nonaccruing	4,991	2,872	1,584	805	248	10,500
Subtotal - substandard	5,088	9,859	1,584	2,038	290	18,859
Doubtful	-	-	-	90	-	90
Total	$184,531	$122,329	$5,528	$24,250	$33,199	$369,837

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
March 31, 2014	Investor Owned One-to-Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Risk Rating:
Pass	$13,524	$23,728	$17,609	$17,655	$26,020	$98,536
Special Mention	2,351	4,724	2,644	493	3,722	13,934
Substandard:
- Accruing	-	1,144	472	4,758	613	6,987
- Nonaccruing	1,154	29	206	377	1,106	2,872
Subtotal - substandard	1,154	1,173	678	5,135	1,719	9,859
Doubtful	-	-	-		-	-
Total	$17,029	$29,625	$20,931	$23,283	$31,461	$122,329

	Credit Risk Profile by Internally Assigned Grade:
December 31, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Risk Rating:
Pass	$180,704	$90,462	$3,102	$18,939	$28,603	$321,810
Special Mention	500	26,832	946	3,869	262	32,409
Substandard:
- Accruing	349	2,470	-	-	94	2,913
- Nonaccruing	5,432	3,370	1,561	2,605	322	13,290
Subtotal - substandard	5,781	5,840	1,561	2,605	416	16,203
Doubtful	-	-	-	93	-	93
Total	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
December 31, 2013	Investor Owned One-to-Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Risk Rating:
Pass	$10,682	$21,500	$16,821	$16,250	$25,209	$90,462
Special Mention	4,523	7,310	4,015	6,130	4,854	26,832
Substandard:
- Accruing	-	1,155	370	457	488	2,470
- Nonaccruing	1,167	31	206	682	1,284	3,370
Subtotal - substandard	1,167	1,186	576	1,139	1,772	5,840
Doubtful	-	-	-		-	-
Total	$16,372	$29,996	$21,412	$23,519	$31,835	$123,134

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

The following tables set forth certain information with respect to our loan portfolio delinquencies, by loan class, as of March 31, 2014 and December 31, 2013:

	Delinquencies
As of March 31, 2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans
One-to-four family	$1,240	$15	$2,603	$3,858	$180,673	$184,531	$-
Construction and land development	3	-	1,637	1,640	3,888	5,528	56
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family	514	-	692	1,206	15,823	17,029	73
Industrial and Warehouse	617	-	-	617	29,008	29,625	-
Office buildings	368	-	205	573	20,358	20,931	-
Retail properties	-	-	-	-	23,283	23,283	-
Special use properties	582	-	169	751	30,710	31,461	-
Subtotal Multi-family and commercial real estate	2,081	-	1,066	3,147	119,182	122,329	73
Commercial business loans	1,994	-	756	2,750	21,500	24,250	-
Consumer loans:
Home equity loans	69	100	158	327	26,940	27,267	-
Other consumer loans	1	-	-	1	5,931	5,932	-
Subtotal Consumer	70	100	158	328	32,871	33,199	-
Total	$5,388	$115	$6,220	$11,723	$358,114	$369,837	$129

	Delinquencies
As of December 31, 2013	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans
One-to-four family	$1,217	$397	$2,564	$4,178	$182,807	$186,985	$-
Construction and land development	970	538	1,799	3,307	2,302	5,609	-
Multi-family and commercial real estate:							-
Investor owned one-to-four family and multi-family	861	-	621	1,482	14,890	16,372	-
Industrial and Warehouse	-	-	32	32	29,964	29,996	-
Office buildings	-	108	206	314	21,098	21,412	-
Retail properties	423	-	-	423	23,096	23,519	-
Special use properties	346	-	169	515	31,320	31,835	-
Subtotal Multi-family and commercial real estate	1,630	108	1,028	2,766	120,368	123,134	-
Commercial business loans	487	153	1,598	2,238	23,268	25,506	-
Consumer loans:
Home equity loans	155	28	142	325	26,635	26,960	-
Other consumer loans	2	3	-	5	2,316	2,321	-
Subtotal Consumer	157	31	142	330	28,951	29,281	-
Total	$4,461	$1,227	$7,131	$12,819	$357,696	$370,515	$-

Impaired loans and nonperforming assets

The following table sets forth certain information with respect to our nonperforming assets as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans	$5,821	$7,953
TDRs nonaccruing	4,769	5,430
Subtotal nonperforming loans	10,590	13,383
Foreclosed real estate	1,114	1,846
Total nonperforming assets	$11,704	$15,229

Total nonperforming loans to total loans	2.86%	3.61%

Total nonperforming assets to total assets	2.31%	3.13%

Nonperforming loans (defined as nonaccrual loans and nonperforming TDRs totaled $10.6 million at March 31, 2014 compared to $13.4 million at December 31, 2013. The amount of income that was contractually due but not recognized on nonperforming loans totaled $61,000 and $187,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.

At March 31, 2014, the Company had 62 loans on nonaccrual status of which 27 were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

At December 31, 2013, the Company had 90 loans on nonaccrual status of which 44 were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

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

The following tables summarize impaired loans by portfolio segment as of March 31, 2014 and December 31, 2013:

As of March 31, 2014	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to four-family	$4,533	$2,257	$6,790	$7,392	$49
Construction and land development	1,290	294	1,584	2,115	21
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	1,154	-	1,154	1,270	-
Industrial and warehouse properties	29	-	29	32	-
Office buildings	206	-	206	405	-
Retail properties	-	377	377	458	12
Special use properties	1,106	-	1,106	1,624	-
Subtotal	2,495	377	2,872	3,789	12
Commercial business loans	969	314	1,283	1,357	88
Consumer loans	129	370	499	631	46
Total impaired loans	$9,416	$3,612	$13,028	$15,284	$216

As of December 31, 2013	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to four-family	$4,570	$2,431	$7,001	$7,734	$70
Construction and land development	1,405	449	1,854	2,424	75
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	1,167	-	1,167	1,274	-
Industrial and warehouse properties	565	-	565	567	-
Office buildings	206	-	206	405	-
Retail properties	158	389	547	621	23
Special use properties	1,600	-	1,600	2,086	-
Subtotal	3,696	389	4,085	4,953	23
Commercial business loans	1,996	584	2,580	2,693	105
Consumer loans	412	167	579	805	10
Total impaired loans	$12,079	$4,020	$16,099	$18,609	$283

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

The following table relates to interest income recognized by segment of impaired loans for the three months ended March 31, 2014 and 2013:

	Three Months ended March 31,
	2014		2013
	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized
	(In thousands)
Real estate loans
One-to four-family	$6,896	$53	$5,231	$32
Construction and land development	1,715	1	9,833	15
Multi-family and commercial real estate	3,479	17	15,658	114
Commercial business loans	1,931	22	3,910	23
Consumer loans	539	5	448	3
Total	$14,560	$98	$35,080	$187

Interest payments received on nonaccrual loans are accounted for on the cash-basis method or the cost recovery method until qualifying for return to accrual status. Under the cost recovery method, the interest payment is applied to the principal balance of the loan. The table above shows the interest income recognized on nonaccrual loans on the cash-basis method. For the three month periods ended March 31, 2014 and 2013, the amount of interest payments applied to principal under the cost recovery method was $61,000 and $71,000, respectively.

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

The recorded investment balance of performing and nonperforming TDRs as of March 31, 2014 and December 31, 2013 are as follows:

(In thousands)	As of March 31, 2014	As of December 31, 2013

Aggregate recorded investment of impaired loans performing under terms modified through a troubled debt restructuring:
Performing (1)	$4,494	$4,195
Nonperforming	2,600	3,051
Total	$7,094	$7,246

(1)	Of the $4,494,000 in TDRs which were performing under the modified terms of their agreements at March 31, 2014, there were $2,169,000 in TDRs that remain on nonaccrual status because these TDRs have not yet demonstrated the requisite period of sustained performance. The combination of these $2,169,000 in TDRs and the $2,600,000 nonperforming TDRs at March 31, 2014 equal the $4,769,000 in TDRs that were on nonaccrual status at March 31, 2014.

Of the $4,195,000 in TDRs which were performing under the modified terms of their agreements at December 31, 2013, there were $2,379,000 in TDRs that remain on nonaccrual status because these TDRs have not yet demonstrated the requisite period of sustained performance. The combination of these $2,379,000 in TDRs and the $3,051,000 nonperforming TDRs at December 31, 2013 equal the $5,430,000 in TDRs that were on nonaccrual status at December 31, 2013.

As illustrated in the table below, during the three months ended March 31, 2014, the following concessions were made on five loans totaling $248,000 (measured as a percentage of loan balances on TDRs):

•	Deferral of principal payments for 48.4% (1 loan for $120,000);
•	Reduced interest rate for 12.1% (3 loans for $30,000); and
•	Extension of payment terms for 39.5% (1 loan for $98,000).

The following tables present a breakdown of the type of concessions made by loan class during the three months ended March 31, 2014 and March 31, 2013:

	For the Three Months Ended March 31, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%
Below market interest rate:
Commercial business loans	3	$30	$30	12.1%
Subtotals	3	30	30	12.1%

Extended payment terms:
Commercial business loans	1	98	98	39.5%
Subtotals	1	98	98	39.5%

Principal payments deferred
Real estate loans:
One-to-four family	1	120	120	48.4%
Subtotals	1	120	120	48.4%

Grand Totals	5	$248	$248	100.0%

	For the Three Months Ended March 31, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%
Extended payment terms:
Commercial business loans	5	$393	$453	72.7%
Subtotals	5	393	453	72.7%

Principal payments deferred
Commercial business loans	1	170	170	27.3%
Subtotals	1	170	170	27.3%

Grand Totals	6	$563	$623	100.0%

The majority of the Bank’s TDRs are a result of granting extensions to troubled credits which have already been adversely classified. The Bank grants such an extension to reassess the borrower’s financial status and to develop a plan for repayment. Certain modifications with extension may also include interest rate reductions. These modifications did not have a material effect on the Company.

The financial effects of each modification will vary based on the specific restructure. For some of the Bank’s TDRs, the loans were interest-only with a balloon payment at maturity. If the interest rate is not adjusted and the terms are consistent with the market, the Bank might not experience any loss associated with the restructure. If, however, the restructure involves forbearance agreements or interest rate modifications, the Bank might not collect all the principal and interest based on the original contractual terms. The Bank applies its procedures for placing TDRs on accrual or nonaccrual status using the same general guidance as for loans. The Bank estimates the necessary allowance for loan losses on TDRs using the same guidance as for other impaired loans.

There were no TDRs that had been modified during the previous twelve months ended March 31, 2014 that subsequently defaulted or were charged off during the three months ended March 31, 2014.

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

The ALLL balance decreased from $9.89 million at December 31, 2013 to $9.87 million at March 31, 2014, a decrease of $26,000, or 0.3%. This decrease in the ALLL was consistent with the improvement in the Bank’s asset quality trends during this three month period. During this period, the Bank’s nonperforming loans decreased $2.8 million, or 20.9%. The Bank’s adversely classified loans increased by $2.7 million, or 16.9%, primarily as a result of a downgrade of the Bank’s largest commercial real estate exposure of $4.3 million from Special Mention to Substandard – Accruing offset the solid underlying improvements in seven of nine loan concentrations. On this $4.3 million commercial real estate exposure, there was no impairment at March 31, 2014 based on the fair value of the underlying collateral. Management expects a positive resolution within six months to the recently downgraded exposure. These improvements in the Bank’s asset quality were attributable to the more aggressive workout efforts in the past three months which is a continuation of a trend initiated in mid-year 2013.

As previously discussed in the Company’s Form 10-K for the year ended December 31, 2013, the Company adopted significant changes to its ALLL methodology as of June 30, 2013, including:

•	Adoption of a two year weighted average as a basis for the calculation of its historical loss experience;

•	Further disaggregated the commercial real estate loan segment to increase the granularity of the risks inherent in the loans in the expanded segments; and

•	Changes in the utilization of qualitative risk adjustment factors (“Q factors”) including an increased number of these Q factors and a change in the calibration and application of the Q factors.

As discussed in the Company’s filed Form 10-K for the year ended December 31, 2013, the Company also believes it has significantly improved its risk grades (and its risk grading process) over the past nine months during which the new executive management team has been in place at the Bank. This improvement has been the result of increased workout efforts, including the sale of $20.8 million in adversely classified loans in June 2013.

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

The following tables set forth the balance of and transactions in the allowance for loan losses at March 31, 2014, December 31, 2013 and March 31, 2013, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by loans evaluated for impairment individually and collectively.

As of and for the Three Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended March 31, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	117	177	84	(309)	(69)	-
Charge-offs	(32)	(12)	(102)	(36)	(2)	(184)
Recoveries	-	-	15	57	86	158
Balance at March 31, 2014	$1,934	$5,262	$1,115	$1,155	$399	$9,865
Allowance related to loans:
Individually evaluated for impairment	$49	$12	$21	$88	$46	$216
Collectively evaluated for impairment	1,885	5,250	1,094	1,067	353	9,649
Total Allowance	$1,934	$5,262	$1,115	$1,155	$399	$9,865

Ending loan balance individually evaluated for impairment	$6,790	$2,872	$1,584	$1,283	$499	$13,028
Ending loan balance collectively evaluated for impairment	177,741	119,457	3,944	22,967	32,700	356,809
Total Loans	$184,531	$122,329	$5,528	$24,250	$33,199	$369,837

	Multi-Family and Commercial Real Estate
As of and for the Three Months	Investor one- to-four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
Ended March 31, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	515	$1,034	$563	$856	$2,129	$5,097
Provision for loan losses	(59)	32	23	217	(36)	177
Charge-offs	-	-	-	-	(12)	(12)
Recoveries	-	-	-	-	-	-
Balance at March 31, 2014	$456	$1,066	$586	$1,073	$2,081	$5,262
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$12	$-	$12
Collectively evaluated for impairment	456	1,066	586	1,061	2,081	5,250
Total Allowance	$456	$1,066	$586	$1,073	$2,081	$5,262
Ending loan balance individually evaluated for impairment	$1,154	$29	$206	$377	$1,106	$2,872
Ending loan balance collectively evaluated for impairment	15,875	29,596	20,725	22,906	30,355	119,457
Total Loans	$17,029	$29,625	$20,931	$23,283	$31,461	$122,329

As of and for the Three Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended March 31, 2013
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Provision for loan losses	50	200	-	50	-	300
Charge-offs	(151)	(224)	(6)	(184)	-	(565)
Recoveries	-	9	-	9	-	18
Ending Balance	$1,887	$4,877	$4,462	$2,600	$427	$14,253
Allowance related to loans:
Individually evaluated for impairment	$49	$346	$117	$216	$-	$728
Collectively evaluated for impairment	1,838	4,531	4,345	2,384	427	13,525
Total Allowance	$1,887	$4,877	$4,462	$2,600	$427	$14,253

Ending loan balance individually evaluated for impairment	$5,132	$15,573	$9,843	$3,802	$445	$34,795
Ending loan balance collectively evaluated for impairment	201,585	127,479	9,306	27,512	28,593	394,475
Total Loans	$206,717	$143,052	$19,149	$31,314	$29,038	$429,270

	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
As of December 31, 2013
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$70	$23	$75	$105	$10	$283
Collectively evaluated for impairment	1,779	5,074	1,043	1,338	374	9,608
Total Allowance	$1,849	$5,097	$1,118	$1,443	$384	$9,891

Ending loan balance individually evaluated for impairment	$7,001	$4,085	$1,854	$2,580	$579	$16,099
Ending loan balance collectively evaluated for impairment	179,984	119,049	3,755	22,926	28,702	354,416
Total Loans	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Multi-Family and Commercial Real Estate
	Investor one- to-four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
As of December 31, 2013
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$23
Collectively evaluated for impairment	515	1,034	563	833	2,129	5,074
Total Allowance	$515	$1,034	$563	$856	$2,129	$5,097

Ending loan balance individually evaluated for impairment	$1,167	$565	$206	$547	$1,600	$4,085
Ending loan balance collectively evaluated for impairment	15,205	29,431	21,206	22,973	30,234	119,049
Total Loans	$16,372	$29,996	$21,412	$23,520	$31,834	$123,134

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

NOTE 5 - MORTGAGE BANKING ACTIVITY

Mortgage banking includes two components: (1) the origination of residential mortgage loans for sale in the secondary market and (2) the servicing of mortgage loans sold to investors. The following represents the Company’s noninterest income derived from these activities:

	For the Three Months Ended March 31,
(In Thousands)	2014	2013
Gain on sales of loans	$131	$420
Mortgage servicing income	5	82
Total	$136	$502

The Bank originates government residential mortgage loans which are sold servicing released. The Bank also originates conventional residential mortgage loans for its portfolio and for sale, both on a servicing rights retained and released basis.

NOTE 6 – FORECLOSED REAL ESTATE

Changes in foreclosed real estate during the three months ended March 31, 2014 and March 31, 2013 are as follows:

	For the Three Months Ended March 31,
(In thousands)	2014	2013
Beginning Balance	$1,846	$735
Additions	338	-
Proceeds from dispositions	(978)	(186)
Loss on sales	(65)	(39)
Writedowns	(27)	(12)
Balance at end of period	$1,114	$498

At March 31, 2014, the Bank held seven properties consisting of one parcel of developed residential lots with an aggregate value of $0.5 million, four single family residences and two unimproved parcels — one zoned as commercial and the other zoned as residential.

The Company records the gain (loss) on sale of foreclosed real estate in the expenses on foreclosed properties, net category along with expenses for acquiring and maintaining foreclosed real estate properties.

NOTE 7 – DEPOSITS

A summary of deposits at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$65,158	16.8%	$69,147	17.7%
Interest bearing deposits
Now accounts and money market accounts	53,723	13.8%	49,514	12.7%
Savings accounts	115,672	29.8%	117,004	29.9%
Certificates of deposit	154,359	39.6%	155,182	39.7%
Total interest bearing deposits	323,754	83.2%	321,700	82.3%
Total deposits	$388,912	100.0%	$390,847	100.0%

Scheduled maturities of certificates of deposit are as follows:

	At March 31, 2014	At December 31, 2013
One year or less	$72,979	$74,268
Over one year through three years	56,141	50,858
Over three years	25,239	30,056
	$154,359	$155,182

The aggregate amount of individual certificate of deposit accounts of $100,000 or more at March 31, 2014 and December 31, 2013 was $62.6 million and $62.5 million, respectively. Deposits up to $250,000 are federally insured through the Federal Deposit Insurance Corporation (“FDIC”). The aggregate amount of individual certificate of deposit accounts of $250,000 or more at March 31, 2014 and December 31, 2013 was $11.8 million and $11.5 million, respectively.

NOTE 8 – FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At March 31, 2014, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The following table presents certain information regarding our Federal Home Loan Bank advances during the periods or at the dates indicated.

	At March 31, 2014		At December 31, 2013
(Dollars in thousands)	Amount Due (1)	Weighted Average Cost	Amount Due (1)	Weighted Average Cost
Year of maturity:
2014	$8,943	0.68%	$1,377	2.64%
2015	5,533	0.68%	1,500	0.80%
2016	12,717	0.81%	2,800	0.90%
2017 - 2021	20,797	2.34%	18,368	2.56%
2022 - 2026	622	0.27%	638	0.27%
2027 - 2029	604	-	610	-

Total FHLB advances	$49,216	1.42%	$25,293	2.16%

(1)	Amount due includes scheduled principal payments on amortizing advances.

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

NOTE 9 – OTHER BORROWED FUNDS

The Bank utilizes securities sold under agreements to repurchase to accommodate its customers’ needs to invest funds short term and as a source of borrowings.

The following table presents certain information regarding our repurchase agreements during the year to date periods or at the dates indicated.

	At or for the year to date period ended
(Dollars in thousands)	March 31, 2014	December 31, 2013

Maximum amount of advances outstanding during the period	$8,355	$21,256

Average advances outstanding during the period	$6,530	$10,866

Weighted average interest rate during the period	0.01%	0.24%

Balance outstanding at end of period	$6,185	$4,173

Weighted average interest rate at end of period	0.01%	0.01%

The Bank maintains a credit facility with the Federal Reserve Bank of Boston for which certain assets are pledged to secure such borrowings. As of March 31, 2014 and December 31, 2013, there were no borrowings outstanding under this facility. In addition, the Federal Reserve Bank of Boston, as one of the Bank’s correspondent banks, requires the Bank to pledge at least $1 million in loans and/or investment securities for potential daylight overdraft exposure. At March 31, 2014 and December 31, 2013, the Bank had $3.3 million and $3.4 million, respectively, in commercial real estate loans pledged with the Federal Reserve Bank of Boston.

At March 31, 2014, the Bank had reserve requirements with the Federal Reserve Bank of Boston amounting to $2.6 million. In addition to the Bank’s $2.2 million in vault cash, the use of $0.4 million in balances held at the Federal Reserve Bank of Boston was restricted to meet these reserve requirements.

NOTE 10 – STOCKHOLDERS’ EQUITY

Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the three months ended March 31, 2014, anti-dilutive options excluded from the calculations totaled 102,996 options (with an exercise price of $11.12 per share) and 4,290 options (with an exercise price of $12.51 per share). For the three months ended March 31, 2013, anti-dilutive options excluded from the calculations totaled 192,994 options (with an exercise price of $11.12 per share) and 4,290 options (with an exercise price of $12.51 per share). Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended
	March 31,
	2014	2013

Net loss	$(809,000)	$(591,000)
Weighted-average common shares outstanding:
Basic	6,675,457	6,643,093
Diluted	6,675,457	6,643,093

Loss per common share;
Basic	$(0.12)	$(0.09)
Diluted	$(0.12)	$(0.09)

Dividends

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. Due to current regulatory restrictions, the Company is not allowed to pay dividends to the Company’s shareholders and the Bank is not allowed to pay dividends to the Company.

NOTE 11 – STOCK BASED COMPENSATION

Stock options generally vest over six years and expire ten years after the date of the grant. The vesting schedule for stock options is 0% in year one and 20% annually for years two through six. Restricted stock vests ratably over five years. The Company has not granted any stock options, nor any restricted stock awards since July 26, 2008. During the three months ended March 31, 2014, there were no stock options exercised.

NOTE 12 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The contractual amounts of commitments to extend credit represents the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis.

The Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral that it deems necessary.

Financial instruments whose contractual amounts represent credit risk at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Commitments to extend credit:
Commercial real estate loan commitments	$23,576	$12,572
Unused home equity lines of credit	19,148	19,169
Commercial and industrial loan commitments	10,052	10,153
Amounts due on other commitments	6,870	6,618
Commercial letters of credit	1,182	1,371

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

NOTE 13 – FAIR VALUE

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

Available for sale and held to maturity securities—Where quoted prices are available in an active market, the securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include mutual funds. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and the securities are classified within Level 2 of the valuation hierarchy. Examples of such instruments include U.S. government agency bonds, U.S. government agency mortgage-backed securities and private label collateralized mortgage obligations. The auction rate trust preferred securities (“ARPs”) that were held as of December 31, 2013 were identified as “impermissible” investments under Volcker rule interpretations by the OCC and as such, the Company liquidated these securities in February 2014. Based on management’s assessment as of December 31, 2013 that the ARPs market is not an active one and to liquidate these securities would require a “forced redemption” from the trust to request delivery of the underlying preferred stock collateral for sale, the Company calculated the fair value (and the determination of the OTTI) on these securities at December 31, 2013 utilizing the current market prices of the underlying preferred stock and classified these investments as a Level 2 in the fair value hierarchy. Securities classified within Level 3 of the valuation hierarchy are securities for which significant unobservable inputs are utilized. Available for sale securities are recorded at fair value on a recurring basis and held to maturity securities are only disclosed at fair value.

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

Federal Home Loan Bank stock —The Bank is a member of the FHLB and is required to maintain an investment in capital stock of the FHLB. The carrying amount is a reasonable estimate of fair value. The Company does not record this asset at fair value on a recurring basis. Based on redemption provisions, the stock of the FHLB has no quoted market value and is carried at cost. FHLB stock is classified as Level 3 within the fair value hierarchy.

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

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of March 31, 2014 and December 31, 2013:

		March 31, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy Level	Value	Value	Value	Value

Financial Assets
Cash and cash equivalents	Level 1	$9,620	$9,620	$26,374	$26,374
Investment securities, available-for-sale:
Mutual fund -fixed income securities	Level 1	502	502	499	499
Other	Level 2	87,285	87,285	49,272	49,272
Investment securities, held-to-maturity	Level 2	16,890	17,057	18,149	18,243
Loans held for sale	Level 2	676	676	1,079	1,079
Loans receivable, net:
Performing	Level 2	346,897	349,793	344,468	347,496
Impaired	Level 3	13,028	12,812	16,100	15,816
Accrued interest receivable	Level 1	1,735	1,735	1,494	1,494
Mortgage servicing assets	Level 3	1,035	1,648	1,093	1,598
FHLB Stock	Level 3	5,444	5,444	5,444	5,444
Financial Liabilities
Demand deposits, savings, Now and money market deposits	Level 1	234,553	234,553	235,665	235,665
Time deposits	Level 2	154,359	156,607	155,182	157,591
FHLB advances	Level 2	49,216	49,776	25,293	25,942
Borrowed funds	Level 2	6,185	6,185	4,173	4,173
Mortgagors' escrow accounts	Level 2	2,263	2,263	4,392	4,392
Accrued interest payable	Level 1	66	66	51	51

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of March 31, 2014 and December 31, 2013 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such dates.

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

Unrecognized financial instruments—Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2014 and December 31, 2013.

The following table represents a further breakdown of investment securities and other financial instruments measured at fair value on a recurring basis.

	Fair Value At March 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$42,233	$-	$42,233
U.S. Government agency mortgage-backed obligations	-	29,242	-	29,242
U.S. Government agency collateralized mortgage obligations	-	8,674	-	8,674
Small Business Administration loan pools	-	2,027	-	2,027
Obligations of state and municipal subdivisions	-	4,861	-	4,861
Private label collateralized mortgage obligations	-	248	-	248
Mutual fund - fixed income securities	502	-	-	502

	Fair Value At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$16,506	$-	$16,506
U.S. Government agency mortgage-backed obligations	-	22,869	-	22,869
U.S. Government agency collateralized mortgage obligations	-	3,738	-	3,738
Private label collateralized mortgage obligations	-	266	-	266
Auction-rate trust preferred securities	-	5,893	-	5,893
Mutual fund - fixed income securities	499	-	-	499

The following table represents assets measured at fair value on a non-recurring basis.

	Fair Value At March 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$12,812	$12,812
Foreclosed real estate	-	-	1,114	1,114
Mortgage servicing rights	-	-	1,648	1,648

	Fair Value At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$15,816	$15,816
Foreclosed real estate	-	-	1,846	1,846
Mortgage servicing rights	-	-	1,598	1,598

During the three months ended March 31, 2014, the following fair values of those reflected in the above table were remeasured:

•	$729,000 in collateral dependent impaired loans,
•	$159,000 in foreclosed real estate, and
•	$1.6 million in mortgage servicing rights.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months ended March 31, 2014 and 2013 together with the audited financial statements as of and for the year ended December 31, 2013, included in the Company’s Form 10-K initially filed with the Securities and Exchange Commission on March 31, 2014.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the size, quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed under “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

As of March 31, 2014, the Company had $507.2 million of total assets, $369.8 million of gross loans receivable, and $388.9 million of total deposits. Total equity capital at March 31, 2014 was $57.7 million.

The Company had a net loss for the quarter ended March 31, 2014 of $809,000 (or basic and diluted loss per share of $0.12) as compared to a net loss of $591,000 (or basic and diluted loss per share of $0.09) for the first quarter of 2013. Despite a $300,000 decrease in the provision for loan losses, the increase in the Company’s net loss was largely attributable to a $366,000 decrease in mortgage banking income and a $160,000 increase in noninterest expenses for the three months ended March 31, 2014 compared to the same period in 2013.

The Company’s operating results for the first quarter of 2014, when compared to the same period of 2013, were influenced by the following factors:

•	Net interest income decreased by $175,000 due to the combined effects of decreases in loan volume and a decline in yields in the loan portfolio, which were partially offset by decreases in liability volumes and lower rates paid on interest bearing liabilities;
•	Provision for loan losses decreased by $300,000 primarily due to improvements in asset quality metrics during the first quarter of 2014;

•	Noninterest income decreased by $183,000 primarily because of a $366,000 decrease in mortgage banking income, consisting of a $171,000 decrease in gains on sales of mortgage loans and a $195,000 decrease in mortgage servicing income during the three months ended March 31, 2014, partially offset by a $158,000 gain on the sale of investments compared to the same period of 2013;
•	Noninterest expenses increased by $160,000, or 2.9%, during the first quarter of 2014 compared to the same period of 2013 primarily due to increases in: compensation of $339,000; FDIC insurance premiums of $55,000; computer processing expenses of $53,000; and occupancy expenses of $52,000, partially offset by decreases in: expenses on foreclosed properties of $147,000; professional fees of $142,000; and directors’ compensation of $32,000.

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

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Earnings Summary. For the three months ended March 31, 2014, the Company incurred a net loss of $809,000 compared to a net loss of $591,000 for the same period in 2013. The quarter-over-quarter increase in net loss was the result of a decrease in net interest income of $175,000, a decrease in noninterest income of $183,000 and an increase in noninterest expenses of $160,000, partially offset by a $300,000 decrease in the provision for loan losses.

Average Balance and Yields. The following table summarizes average balances and average yields and costs for the three months ended March 31, 2014 and 2013. For the purpose of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances.

	For the Three Months Ended March 31,
	2014			2013
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans	$371,182	$4,212	4.60%	$432,456	$5,051	4.74%
Investment securities and Fed funds sold	86,210	637	3.00	49,053	302	2.50
Overnight Funds	7,518	5	0.27	19,958	11	0.22
Federal Home Loan Bank stock	5,444	20	1.49	5,901	6	0.41
Total interest-earning assets	470,354	4,874	4.20%	507,368	5,370	4.29%
Non interest-earning assets	21,432	-		19,366	-
Total Assets	$491,786	$4,874		$526,734	$5,370
Interest-bearing liabilities
Certificate accounts	$154,621	508	1.33%	$172,071	$665	1.56%
Regular savings accounts & escrow	118,093	49	0.17	119,596	86	0.29
Checking and NOW accounts	91,153	35	0.16	81,915	18	0.10
Money market savings accounts	25,685	12	0.19	26,140	17	0.27
Total interest-bearing deposits	389,552	604	0.63	399,722	786	0.79
FHLB advances	33,800	154	1.85	41,051	278	2.73
Other borrowings	6,530	-	0.01	15,112	15	0.46
Total interest-bearing liabilities	429,882	758	0.72%	455,885	1,079	0.96%
Non interest-bearing liabilities	3,578			3,825
Total Liabilities	433,460			459,710
Total Stockholders' Equity	58,326			67,024
Total Liabilities and Stockholders' Equity	$491,786			$526,734
Net interest income		$4,116			$4,291
Net interest spread			3.48%			3.33%
Net interest margin			3.55%			3.43%
Average interest earning assets to average interest bearing liabilities			109.41%			111.29%

Rate / Volume Analysis. The following table summarizes the changes in the components of net interest income attributable to both rate and volume for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014 Compared to 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest income:
Loans	$(694)	$(145)	$(839)
Investment securities / Federal funds sold	265	70	335
Overnight funds	(7)	1	(6)
Federal Home Loan Bank stock	-	14	14
Total interest income	(436)	(60)	(496)

Interest expense:
Certificate accounts	(62)	(91)	(153)
Regular savings accounts	(1)	(36)	(37)
Checking and NOW accounts	2	13	15
Money market savings accounts	-	(7)	(7)
Total deposit expense	(61)	(121)	(182)
FHLB advances	(43)	(79)	(122)
Other borrowings	(6)	(11)	(17)
Total interest expense	(110)	(211)	(321)
Increase (decrease) in net interest income	$(326)	$151	$(175)

Net Interest Income. Net interest income for the quarter ended March 31, 2014 totaled $4.1 million compared to $4.3 million for the quarter ended March 31, 2013, a decrease of $175,000, or 4.1%. The $839,000, or 16.6%, decrease in interest on loans is due to a decrease in both volume and rate. For the quarter ended March 31, 2014, average interest earning assets decreased $37.0 million, or 7.3%, to $470.4 million from $507.4 million for the quarter ended March 31, 2013. Of this $37.0 million decrease, $61.3 million was due to a decrease in the average balance of loans which was offset by an increase of $37.2 million in the average balance of investments. The decrease in average loans was driven primarily by reductions in average balances for commercial mortgages, construction loans, residential mortgages and home equity loans. These decreases in loans were primarily attributable to loan sales in June 2013 and loan workout efforts as well as loan runoff and payoffs exceeding the slow loan demand year-over-year. The increase in the average balance of investments year-over-year was primarily attributable to the purchase of $47.8 million in investment securities during the first quarter of 2014, partially offset by the sale of the auction rate preferred securities of $5.9 million in the first quarter of 2014 as well as ongoing scheduled paydowns and prepayments of mortgage-backed securities. The continued decline in market interest rates and the change in asset mix primarily from loans into investment securities caused the weighted average yield for interest earning assets to decrease by 9 basis points to 4.20% for the quarter ended March 31, 2014 as compared to 4.29% for the first quarter of 2013.

Interest expense for the quarter ended March 31, 2014 of $758,000 was comprised of deposit interest expense and interest on borrowed funds of $604,000 and $154,000, respectively. These amounts are compared to $786,000 and $293,000, respectively, for the same period in 2013. During the quarter ended March 31, 2014, average interest bearing liabilities decreased $26.0 million, or 5.7%, to $429.9 million for the first quarter of 2014 from $455.9 million for the same period in 2013. This shift in average interest bearing liability balances reflects reductions in average FHLB advances of $7.3 million and interest bearing deposits of $10.2 million, respectively. The decrease in average FHLB advances was caused by the payoff of FHLB advances at maturity due to their higher cost than other funding sources during 2013, which was partially offset by the new advances in the first quarter of 2014 to fund net asset growth. The decrease in average balance of interest bearing deposits was caused by a greater movement out of time deposits offset by an increase in lower cost transaction and savings accounts. These changes caused the weighted cost of interest bearing liabilities to decrease by 24 basis points to 0.72% for the quarter ended March 31, 2014 as compared to 0.96% for the same period in 2013.

While net interest income for the 2014 quarter was $175,000 less than the 2013 quarter, the Company’s net interest spread and net interest margin increased year-over-year by 15 basis points (from 3.33% to 3.48%) and by 12 basis points (from 3.43% to 3.55%), respectively. While the overall decrease in net interest income was primarily volume related, the rate related changes, primarily the reduction in the Company’s cost of funds aided by the impact of asset mix changes, softened the overall decrease in the net interest income.

Provision for Loan Losses. For the three months ended March 31, 2014, the Company did not record any provision for loan losses, compared to $300,000 for the same period in 2013. Net charge-offs were $26,000 during the three months ended March 31, 2014, compared to $547,000 during the three months ended March 31, 2013. The decreased provision for the 2014 period was attributable to (i) management’s judgment that the inherent credit risk exposure in the loan portfolio has somewhat stabilized due to increased loan workout efforts, including the sale of $20.8 million in credit-impaired loans in the secondary market in June 2013, which resulted in improvement in the Company’s asset quality metrics; and (ii) a $521,000 decrease in net charge-offs in the three month period ended March 31, 2014, compared to the same period in 2013. In addition, residential mortgage, construction, multi-family, commercial residential, commercial business and consumer portfolios appear to have stabilized in many of our lending markets.

Noninterest Income. The following table summarizes the components of noninterest income for the three months ended March 31, 2014 and 2013:

	Three Months
	Ended March 31,
(Dollars in thousands)	2014	2013

Service charge income	$173	$178
Fees for other services	95	110
Mortgage banking income	136	502
Income from bank owned life insurance	66	71
Net gain on sale of investments	158	-
Income from investment advisory services, net	94	52
Other income	32	24
Total noninterest income	$754	$937

Noninterest income was $754,000 for the quarter ended March 31, 2014 and $937,000 for the same period in 2013, a decrease of $183,000, or 19.5%. The largest year-over-year change was in mortgage banking income which decreased by $366,000, or 72.9%. The components of mortgage banking income, gains on sales of loans and mortgage servicing income, both decreased significantly year-over-year, as the Company originated and sold a lower volume of mortgage loans during the 2014 quarter due to a national trend of reduction in residential mortgage refinancing beginning in the second quarter of 2013, primarily attributable to an increase in market interest rates on residential mortgage loans, and a somewhat tepid level of purchase related mortgage financings during the past year. Furthermore, the volume of mortgage loans sold on a servicing retained basis versus on a servicing released basis during the 2014 quarter was also less than the 2013 quarter activity, thus accounting for the reduction in servicing rights capitalized in total, and in relation to the amortization of mortgage servicing rights in the 2014 quarter and its impact on that quarter’s mortgage servicing income. The impact of the decrease in mortgage banking income was somewhat reduced by a $158,000 net gain on the sale of investment securities and, to a lesser extent, the $42,000 increase in investment advisory services income. The gain on sale of investment securities was the result of the sale of the auction rate preferred securities in February, after the Company experienced a $1.8 million other-than temporary impairment on these securities in the fourth quarter of 2013 based on these securities being identified as “impermissible” under Volcker rule interpretations. The increase in income from investment advisory services was due to higher transaction volume and related fees during the 2014 quarter. In other areas of noninterest income, such as service charge income and fees for other services, the year-over-year decreases were primarily transaction volume related, such as a lower volume of overdraft transactions in the 2014 quarter due to the Bank more aggressively monitoring and controlling such activity. The decrease in income from bank owned life insurance was attributable to a lower crediting rate on certain policies during the past year as the insurance carriers have reacted to the continuation of low market interest rates and their effect on investment portfolio yields. The $8,000 increase in other income was primarily the result of increases in rental income on existing leased properties.

Noninterest Expense. The following table summarizes the components of noninterest expense for the three months ended March 31, 2014 and 2013.

	Three Months
	Ended March 31,
(Dollars in thousands)	2014	2013
Compensation, taxes and benefits	$3,016	$2,677
Occupancy	543	491
Professional fees	518	660
FDIC insurance premiums	261	206
Insurance	145	158
Computer processing	369	316
Expenses on foreclosed real estate, net	210	357
Writedowns on foreclosed real estate	27	12
Directors' compensation	102	134
Advertising	96	87
Office supplies	69	61
Other expenses	323	360
Total	$5,679	$5,519

Noninterest expense was $5.7 million for the quarter ended March 31, 2014 compared to $5.5 million for the quarter ended March 31, 2013, an increase of $160,000 or 2.9%.

The year-over-year increase was primarily the result of increases in: compensation, taxes and benefits of $339,000; FDIC insurance of $55,000; computer processing of $53,000; occupancy expense of $52,000; advertising of $9,000 and office supplies of $8,000 over the same period in 2013. These increases were partially offset by decreases in: expenses on foreclosed real estate of $147,000; professional fees of $142,000; other expenses of $37,000; directors compensation of $32,000; and insurance and surety bond expense of $13,000. The $339,000 increase in compensation was attributable to (i) increased cost of replacing existing management, outsourced finance positions and other key staff with more experienced and skilled personnel; and (ii) increases in employee benefits and payroll taxes. Some of the year-over-year increase in compensation was partially offset by a lower level of mortgage commissions for first quarter of 2014 compared to those for the 2013 period. Expenses on foreclosed real estate decreased by $147,000, or 41.2%, due to lower property taxes and decreases in other costs of acquiring and maintaining foreclosed real estate. FDIC insurance premiums increased by $55,000, or 26.7%, due to the impact of the regulatory agreement. Professional fees were lower in 2014 due to a decline in expenses paid to outside attorneys and advisors and to the decreased use of consultants due to previous vacant positions being filled later in 2013. This decrease was partially offset by a $54,000 increase in external audit fees. The $53,000 increase in computer processing was attributable to the cost of acquiring additional functionality and processing capability related to the automation of certain key processes including the allowance for loan losses calculation, credit administration functions, enterprise risk management and call report preparation. The $52,000 increase in occupancy was due to higher utilities, repairs and maintenance somewhat related to a harsher winter in 2014 in addition to an increase in property taxes for the 2014 period. Other expenses decreased by $37,000. The most significant variance in this category was a $42,000 decrease in appraisal expense which resulted from a decrease in the number of collateral dependent impaired real estate loans requiring appraisals. The $32,000 decrease in directors’ compensation was the result of fewer meetings in 2014.

Income Tax Expense (Benefit). The Company has reported no tax benefit for its pre-tax operating loss for the quarter ended March 31, 2014 or for the prior period. At March 31, 2014, there was a 100% valuation allowance on the deferred tax asset. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The valuation allowance was established during the year ended December 31, 2012, at which time the Company had $5.3 million in net deferred tax assets related to the provision for loan losses and current year operating losses. Management concluded that it was more likely-than-not that the Company would not be able to realize its deferred tax assets and accordingly has established a 100% valuation allowance equal to the net deferred tax asset balance at March 31, 2014. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, management’s conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

Management regularly analyzes the Company’s tax positions and at March 31, 2014, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of March 31, 2014, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal and Connecticut income taxes for the years 2010-2012.

Naugatuck Valley Mortgage Servicing Corporation, a wholly-owned subsidiary of the Bank, qualifies and operates as a Connecticut passive investment company pursuant to legislation. Because the subsidiary earns income from passive investments which are exempt from Connecticut Corporation Business Tax and its dividends to the Bank are exempt from state tax, the Bank no longer expects to incur state income tax expense.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Overview

Total assets were $507.2 million as of March 31, 2014, an increase of $20.6 million or 4.2% from $486.6 million as of December 31, 2013. Loans receivable, gross of $369.8 million decreased by $678,000 or 0.2%, and investment securities increased by $36.8 million, or 54.1%, partially offset by a decrease in cash and cash equivalents of $14.7 million or 55.6%. The loan portfolio decreased during the period by type as follows: real estate loans decreased by $3.3 million or 1.1%; commercial business loans decreased by $1.3 million, or 4.9%. These decreases were offset by an increase in consumer loans (mostly purchased indirect auto loans) of $3.9 million, or 13.4%. The reduction in the loan portfolio was primarily due to contractual amortization, repayments, charge offs, and decreased loan demand.

Total liabilities were $449.4 million at March 31, 2014 compared to $428.4 million at December 31, 2013. Deposits decreased $1.9 million, or 0.5%, to $388.9 million at March 31, 2014 from $390.8 million at December 31, 2013. Between December 31, 2013 and March 31, 2014, core deposits (defined as all deposits other than certificates of deposit) of $234.6 million decreased $1.1 million in concert with a decrease of $823,000 in certificates of deposit. Management attributes the slight decrease in deposits primarily to the seasonal needs of depositors for purposes such as income tax payments. Advances from the Federal Home Loan Bank of Boston increased by $23.9 million, from $25.3 million at December 31, 2013 to $49.2 million at March 31, 2014, as the Bank funded its balance sheet growth with FHLB advances. Other borrowed funds increased $2.0 million, to $6.2 million from $4.2 million over the same period.

Total stockholders’ equity was $57.7 million at March 31, 2014 compared to $58.2 million at December 31, 2013. The decrease in stockholders’ equity was due to the net loss of $809,000 for the three month period ended March 31, 2014 and an increase in unrealized gain in available for sale investment securities of $319,000.

Lending Activities

As indicated in the table below, total loans receivable decreased $678,000, or 0.2%, to $369.8 million at March 31, 2014 from $370.5 million at December 31, 2013.

	March 31,	December 31,
(Dollars in thousands)	2014	2013

Real estate loans:
One-to-four family	$184,531	$186,985
Multi-family and commercial real estate	122,329	123,134
Construction and land development	5,528	5,609
Total real estate loans	312,388	315,728

Commercial business loans	24,250	25,506
Consumer loans:
Home equity	27,267	26,960
Other consumer	5,932	2,321
Total consumer loans	33,199	29,281
Total loans	369,837	370,515

Less:
Allowance for loan losses	9,865	9,891
Deferred loan origination fees, net	47	56
Loans receivable, net	$359,925	$360,568

Nonperforming Assets

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated.

	March 31,	December 31,
	2014	2013
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans	$5,821	$7,953
TDRs nonaccruing	4,769	5,430
Subtotal nonperforming loans	10,590	13,383
Foreclosed real estate	1,114	1,846
Total nonperforming assets	$11,704	$15,229

Total nonperforming loans to total loans	2.86%	3.61%

Total nonperforming assets to total assets	2.31%	3.13%

The following table shows the aggregate amounts of the Company’s adversely classified loans and criticized loans at the dates indicated:

	At March 31,	At December 31,
	2014	2013
	(dollars in thousands)
Loans by risk grade:

Special mention	$18,452	$32,511

Substandard	18,859	16,289
Doubtful	90	93
Subtotal - Adversely classified loans	18,949	16,382
Total criticized loans	$37,401	$48,893

The balances of nonperforming loans decreased $2.8 million between December 31, 2013 and March 31, 2014. While the Bank’s adversely classified loans increased by $2.6 million or 15.7%, a downgrade of the Bank’s largest commercial real estate loan of $4.3 million from Special Mention to Substandard Accruing during the first quarter of 2014 offset the solid underlying improvement in seven of the nine loan concentrations. On this $4.3 million commercial real estate exposure, there was no impairment at March 31, 2014 based on the fair value of the underlying collateral. Management expects a positive resolution within six months to the recently downgraded exposure. In addition to the improvement in nonperforming loans, the Company has also experienced a reduction of $14.1 million, or 43.2%, in its Special Mention loans during the first quarter of 2014. The levels and trends of adversely classified loans, and to a certain extent, the trend in Special Mention loans, warrant and receive management oversight and focus in management’s estimates related to the allowance for loan losses. In certain cases, where appropriate, specific allowances have been established to account for the increased credit risk of these assets.

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2014 and 2013:

As of and for the Three Months Ended March 31, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	117	177	84	(309)	(69)	-
Charge-offs	(32)	(12)	(102)	(36)	(2)	(184)
Recoveries	-	-	15	57	86	158
Balance at March 31, 2014	$1,934	$5,262	$1,115	$1,155	$399	$9,865
Allowance related to loans:
Individually evaluated for impairment	$49	$12	$21	$88	$46	$216
Collectively evaluated for impairment	1,885	5,250	1,094	1,067	353	9,649
Total Allowance	$1,934	$5,262	$1,115	$1,155	$399	$9,865

Ending loan balance individually evaluated for impairment	$6,790	$2,872	$1,584	$1,283	$499	$13,028
Ending loan balance collectively evaluated for impairment	177,741	119,457	3,944	22,967	32,700	356,809
Total Loans	$184,531	$122,329	$5,528	$24,250	$33,199	$369,837

	Multi-Family and Commercial Real Estate
As of and for the Three Months Ended March 31, 2014	Investor one- to-four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance for loan losses:
Beginning balance	515	$1,034	$563	$856	$2,129	$5,097
Provision for loan losses	(59)	32	23	217	(36)	177
Charge-offs	-	-	-	-	(12)	(12)
Recoveries	-	-	-	-	-	-
Balance at March 31, 2014	$456	$1,066	$586	$1,073	$2,081	$5,262
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$12	$-	$12
Collectively evaluated for impairment	456	1,066	586	1,061	2,081	5,250
Total Allowance	$456	$1,066	$586	$1,073	$2,081	$5,262
Ending loan balance individually evaluated for impairment	$1,154	$29	$206	$377	$1,106	$2,872
Ending loan balance collectively evaluated for impairment	15,875	29,596	20,725	22,906	30,355	119,457
Total Loans	$17,029	$29,625	$20,931	$23,283	$31,461	$122,329

As of and for the Three Months Ended March 31, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for Loan Losses:
Beginning Balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Provision for loan losses	50	200	-	50	-	300
Charge-offs	(151)	(224)	(6)	(184)	-	(565)
Recoveries	-	9	-	9	-	18
Ending Balance	$1,887	$4,877	$4,462	$2,600	$427	$14,253
Allowance related to loans:
Individually evaluated for impairment	$49	$346	$117	$216	$-	$728
Collectively evaluated for impairment	1,838	4,531	4,345	2,384	427	13,525
Total Allowance	$1,887	$4,877	$4,462	$2,600	$427	$14,253

Ending loan balance individually evaluated for impairment	$5,132	$15,573	$9,843	$3,802	$445	$34,795
Ending loan balance collectively evaluated for impairment	201,585	127,479	9,306	27,512	28,593	394,475
Total Loans	$206,717	$143,052	$19,149	$31,314	$29,038	$429,270

As of December 31, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$70	$23	$75	$105	$10	$283
Collectively evaluated for impairment	1,779	5,074	1,043	1,338	374	9,608
Total Allowance	$1,849	$5,097	$1,118	$1,443	$384	$9,891

Ending loan balance individually evaluated for impairment	$7,001	$4,085	$1,854	$2,580	$579	$16,099
Ending loan balance collectively evaluated for impairment	179,984	119,049	3,755	22,926	28,702	354,416
Total Loans	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Multi-Family and Commercial Real Estate
As of December 31, 2013	Investor one- to-four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$23
Collectively evaluated for impairment	515	1,034	563	833	2,129	5,074
Total Allowance	$515	$1,034	$563	$856	$2,129	$5,097

Ending loan balance individually evaluated for impairment	$1,167	$565	$206	$547	$1,600	$4,085
Ending loan balance collectively evaluated for impairment	15,205	29,431	21,206	22,973	30,234	119,049
Total Loans	$16,372	$29,996	$21,412	$23,520	$31,834	$123,134

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

Each quarter the Bank projects liquidity availability and demands on this liquidity for the next ninety days. The Bank regularly adjusts its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected retail deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in federal funds and short- and intermediate-term U.S. Government agency obligations. While maturities and scheduled amortization of loans and securities are predictable sources of funds, retail deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $11.7 million, including federal funds sold of $2.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $87.8 million at March 31, 2014. At March 31, 2014, the Bank had the ability to borrow a total of $82.2 million from the Federal Home Loan Bank of Boston based on the collateral pledged, of which $49.2 million in borrowings was outstanding. The Bank also had other borrowed funds of $6.2 million in repurchase agreements with customers. In addition, at March 31, 2014, the Bank had the ability to borrow $1.6 million from the Federal Reserve Bank Discount Window which was not utilized at March 31, 2014.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	March 31,	December 31,
(In thousands)	2014	2013
Commitments to extend credit:
Commercial real estate loan commitments	$23,576	$12,572
Unused home equity lines of credit	19,148	19,169
Commercial and industrial loan commitments	10,052	10,153
Amounts due on other commitments	6,870	6,618
Commercial letters of credit	1,182	1,371

Certificates of deposit due within one year of March 31, 2014 totaled $73.0 million, or 18.8% of total deposits. If these deposits do not remain with the Bank, the Bank will need to seek other sources of funds, including other certificates of deposit, FHLB advances or other borrowings, and its available lines of credit. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on these maturing certificates of deposit. Based on past experience, however, the Bank believes that a significant portion of our certificates of deposit will remain with us. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. Under the Agreement with the OCC, the Bank is restricted from declaring or paying any dividends or other capital distributions to the Company without prior written approval from the OCC. This provision relates to up streaming intercompany dividends or other capital distributions from the Bank to the Company. On a stand-alone basis, the Company had liquid assets of $2.9 million at March 31, 2014.

Effective June 4, 2013, the OCC imposed IMCRs on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-rated assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the previously disclosed January 2012 Formal Agreement between the Bank and the OCC. The Bank exceeded the IMCRs at March 31, 2014, with a Tier 1 leverage ratio of 10.44% and a total risk-based capital ratio of 17.77%.

As a source of strength to its subsidiary bank, the Company has liquid assets which the Company could contribute to the Bank if needed to enhance the Bank’s capital levels. The Company’s liquid assets totaled approximately $2.9 million at March 31, 2014. If the Company had contributed those assets to the Bank as of March 31, 2014, the Bank would have had a Tier 1 leverage ratio of approximately 10.96%.

On May 21, 2013, the Company entered into a MOU with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the Federal Reserve Bank of Boston.

The following tables are summaries of the Company’s consolidated and the Bank’s actual capital amounts and ratios at March 31, 2014 and December 31, 2013 as computed under the regulatory guidelines.

At March 31, 2014	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$57,514	11.35%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	57,514	17.96%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	61,589	19.23%

The Bank
Tier 1 Leverage Capital (1)	$20,354	4.00%	$45,797	9.00%	$53,147	10.44%
Tier 1 Risk-Based Capital (2)	12,886	4.00%	N/A	N/A	53,147	16.50%
Total Risk-Based Capital (2)	25,772	8.00%	41,879	13.00%	57,246	17.77%
(1) Tier 1 capital to total assets.
(2) Tier 1 or total risk-based capital to risk-weighted assets.
(3) Effective June 4, 2013.

At December 31, 2013	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$58,323	11.98%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	58,323	18.21%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	62,399	19.49%

The Bank
Tier 1 Leverage Capital (1)	$19,545	4.00%	$43,977	9.00%	$53,946	11.04%
Tier 1 Risk-Based Capital (2)	12,891	4.00%	N/A	N/A	53,946	16.74%
Total Risk-Based Capital (2)	25,783	8.00%	41,897	13.00%	58,047	18.01%
(1) Tier 1 capital to total assets.
(2) Tier 1 or total risk-based capital to risk-weighted assets.
(3) Effective June 4, 2013.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risks. Such transactions are used primarily to manage customers’ requests for funding, and take the form of loan commitments, unused lines of credit, amounts due on construction loans and on commercial loans, commercial letters of credit and commitments to sell loans.

For the three months ended March 31, 2014, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material foreign currency exchange rate risk or commodity price risk.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2014 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Act) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2014.

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)

10.1	Standstill Agreement, dated March 12, 2014, by and among, Naugatuck Valley Financial Corporation, Naugatuck Valley Savings and Loan, Stilwell Value Partners II, L.P., Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P., Stilwell Value LLC, Mr. Joseph Stilwell and Robert M. Bolton. (4)

10.2	Agreement, dated March 21, 2014, by and among, Naugatuck Valley Financial Corporation, Naugatuck Valley Savings and Loan, Seidman and Associates, LLC, Seidman Investment Partnership, LP, Seidman Investment Partnership II, LP, LSBK06-08, LLC, Broad Park Investors, LLC, CBPS, LLC, 2514 Multi-Strategy Fund, LP, Veteri Place Corporation, Sonia Seidman, and Lawrence Seidman. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

(4)     Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Financial Corporation (File No. 000-54447) Current Report on Form 8-K, filed on March 14, 2014.

(5)     Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Financial Corporation (File No. 000-54447) Current Report on Form 8-K, filed on March 27, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation

Date: May 13, 2014	by:	/s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2014	by:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

