Form 10-Q
period 2014-06-30
Naugatuck Valley Financial Corp
filed 2014-08-14
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐      No ☒

As of August 12, 2014, there were 7,002,208 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition (unaudited)

(Dollars in thousands)	June 30, 2014	December 31, 2013

ASSETS
Cash and due from depository institutions	$8,699	$26,330
Federal funds sold	18	44
Cash and cash equivalents	8,717	26,374
Investment securities available-for-sale, at fair value	86,386	49,771
Investment securities held-to-maturity, at amortized cost	15,480	18,149
Loans held for sale	5,052	1,079
Loans receivable, net	362,324	360,568
Accrued income receivable	1,712	1,494
Foreclosed real estate	536	1,846
Premises and equipment, net	9,390	9,364
Bank owned life insurance	10,261	10,132
Federal Home Loan Bank (“FHLB”) of Boston stock, at cost	5,210	5,444
Other assets	6,996	2,560
Total assets	$512,064	$486,781
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$385,980	$390,847
FHLB advances	54,164	25,293
Other borrowed funds	3,967	4,173
Mortgagors' escrow accounts	4,630	4,392
Other liabilities	4,673	3,842
Total liabilities	453,414	428,547
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at June 30, 2014 and December 31, 2013, respectively	70	70
Paid-in capital	58,759	58,757
Retained earnings	1,607	2,322
Unearned employee stock ownership plan ("ESOP") shares (326,751 shares at June 30, 2014 and December 31, 2013)	(2,824)	(2,824)
Treasury Stock, at cost (158 shares at June 30, 2014 and December 31, 2013)	(1)	(1)
Accumulated other comprehensive income (loss)	1,039	(90)
Total stockholders' equity	58,650	58,234
Total liabilities and stockholders' equity	$512,064	$486,781

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2014	2013	2014	2013

Interest income
Interest and fees on loans	$4,200	$5,021	$8,412	$10,072
Interest and dividends on investments and deposits	856	292	1,518	612
Total interest income	5,056	5,313	9,930	10,684
Interest expense
Interest on deposits	598	752	1,203	1,538
Interest on borrowed funds	189	249	342	543
Total interest expense	787	1,001	1,545	2,081

Net interest income	4,269	4,312	8,385	8,603

(Credit) Provision for loan losses	(739)	3,550	(739)	3,850

Net interest income after provision for loan losses	5,008	762	9,124	4,753

Noninterest income
Service charge income	176	182	350	360
Fees for other services	138	180	232	290
Mortgage banking income	140	393	276	895
Income from bank owned life insurance	63	70	129	140
Net gain (loss) on sale of investments	34	(4)	193	(4)
Income from investment advisory services, net	74	87	168	139
Other income	33	28	63	53
Total noninterest income	658	936	1,411	1,873

Noninterest expense
Compensation, taxes and benefits	2,973	2,896	5,989	5,573
Occupancy	582	456	1,124	946
Professional fees	323	637	842	1,296
FDIC insurance premiums	270	249	531	454
Insurance	117	124	262	282
Computer processing	327	315	697	631
Expenses on foreclosed real estate, net	168	202	378	559
Writedowns on foreclosed real estate	11	49	38	60
Directors’ compensation	70	77	172	211
Advertising	118	108	213	195
Supplies	60	48	129	109
Expenses related to sale of loans	196	765	196	765
Other expenses	357	571	679	935
Total noninterest expense	5,572	6,497	11,250	12,016

Income (loss) before provision (benefit) for income taxes	94	(4,799)	(715)	(5,390)

Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	$94	$(4,799)	$(715)	$(5,390)
Earnings (loss) per common share - basic and diluted	$0.01	$(0.72)	$(0.11)	$(0.81)

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013

Net income (loss)	$94	$(4,799)	$(715)	$(5,390)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities	1,262	(688)	1,859	(739)
Reclassification adjustment for gains realized in net income (loss)	(34)	4	(193)	4
Other comprehensive income (loss) before tax effect	1,228	(684)	1,666	(735)
Income tax expense benefit related to items in other
comprehensive income (loss)	(418)	241	(537)	241
Other comprehensive income (loss) net of tax effect	810	(443)	1,129	(494)
Total comprehensive income (loss)	$904	$(5,242)	$414	$(5,884)

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2014 and 2013 (Unaudited)

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2013	$70	$58,757	$2,322	$(2,824)	$-	$(1)	$(90)	$58,234
Net income (loss)	-	-	(715)	-	-	-		(715)
Stock based compensation		2						2
Other comprehensive income (loss)	-	-	-	-	-	-	1,129	1,129

Balance at June 30, 2014	$70	$58,759	$1,607	$(2,824)	$-	$(1)	$1,039	$58,650

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2012	$70	$58,842	$11,164	$(3,143)	$(3)	$(1)	$(21)	$66,908
Net income (loss)	-	-	(5,390)	-	-	-	-	(5,390)
Other comprehensive income (loss)	-	-	-	-	-	-	(494)	(494)

Balance at June 30, 2013	$70	$58,842	$5,774	$(3,143)	$(3)	$(1)	$(515)	$61,024

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Cash flows from operating activities
Net income (loss)	$(715)	$(5,390)
Adjustments to reconcile net loss to cash provided by operating activities:
(Credit) Provision for loan losses	(739)	3,850
Depreciation and amortization expense	369	354
Net loss on sales of foreclosed assets	59	65
Writedowns on foreclosed real estate	38	60
Mortgage banking activity:
Gain on sale	(271)	(728)
Loans originated for sale	(10,682)	(17,575)
Proceeds from sale of loans	10,937	18,189
Net amortization of investment premiums and discounts	3	212
Net gain on sale of investments	(193)	-
Stock-based compensation	2	-
Net change in:
Accrued income receivable	(218)	187
Deferred loan fees	(7)	(49)
Cash surrender value of life insurance	(129)	(141)
Other assets	(466)	(1,276)
Other liabilities	294	3,647
Net cash (used in)/provided by operating activities	(1,718)	1,405
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	17,285	2,487
Proceeds from sale of available-for-sale securities	7,224	762
Proceeds from maturities of held-to-maturity securities	2,569	3,910
Redemption of Federal Home Loan Bank stock	234	473
Purchase of available-for-sale securities	(59,168)	(772)
Loan originations net of principal payments	(5,938)	26,857
Purchase of premises and equipment	(395)	(103)
Loan sales proceeds held in escrow	(3,970)	(11,753)
Proceeds from the sale of commercial loans	580	-
Proceeds from the sale of foreclosed assets	1,604	627
Net cash (used in)/provided by investing activities	(39,975)	22,488
Cash flows from financing activities
Net change in time deposits	(2,851)	(12,881)
Net change in other deposit accounts	(2,016)	9,388
Proceeds from FHLB advances	38,000	-
Repayment of FHLB advances	(9,129)	(8,966)
Net change in mortgagors' escrow accounts	238	60
Change in other borrowings	(206)	(944)
Net cash provided/(used) in by financing activities	24,036	(13,343)
Net change in cash and cash equivalents	(17,657)	10,550
Cash and cash equivalents at beginning of period	26,374	23,229
Cash and cash equivalents at end of period	$8,717	$33,779
Supplementary disclosures of cash flow information:
Non-cash investing activities:
Transfer of loans to foreclosed assets	$391	$251
Transfer of loans to loans held for sale	$3,957	$-
Cash paid during the period for:
Interest	$1,529	$2,112
Unrealized gains (losses) on available for sale securities arising during the period	$1,666	$(735)

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain reclassifications have been made to the prior period amounts to conform with the June 30, 2014 consolidated financial statement presentation. These reclassifications only changed the reporting categories and did not affect the Company’s results of operations or financial position.

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

Recently Issued Accounting Pronouncements

Income Taxes- Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: (a consensus of the FASB Emerging Issues Task Force). In July 2013, the FASB issued ASU 2013-11. Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU became effective during the three months ended June 30, 2014. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

Receivables – Troubled Debt Restructurings by Creditors: In January 2014, the FASB issued ASU 2014-04. This update clarifies that when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, upon either: (i) the creditor obtaining legal title to the property upon completion of the foreclosure; or (ii) the borrower conveying all interest in the property to the creditor to satisfy the loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. The ASU became effective in January 2014 and its adoption has not had a material impact on the Company’s consolidated financial statements.

Revenue from Contracts with Customers (Topic 606). In May 2014, the FASB issued ASU 2014-09. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will evaluate this new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. The Company has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

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

The OCC regulations require savings institutions to maintain minimum levels of regulatory capital. Effective June 4, 2013, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-weighted assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the Agreement. The Bank exceeded the IMCRs at June 30, 2014, with a Tier 1 leverage ratio of 10.39% and a total risk-based capital ratio of 17.45%.

As a source of strength to its subsidiary bank, the Company had liquid assets of approximately $2.9 million at June 30, 2014, which the Company could contribute to the Bank if needed, to enhance the Bank’s capital levels. If the Company had contributed those assets to the Bank as of June 30, 2014, the Bank would have had a Tier 1 leverage ratio of approximately 10.95%.

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

The following tables are summaries of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at June 30, 2014 and December 31, 2013.

At June 30, 2014	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$57,610	11.29%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	57,610	17.63%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	61,734	18.90%

The Bank
Tier 1 Leverage Capital (1)	$20,509	4.00%	$46,146	9.00%	$53,290	10.39%
Tier 1 Risk-Based Capital (2)	13,136	4.00%	N/A	N/A	53,290	16.19%
Total Risk-Based Capital (2)	26,273	8.00%	42,693	13.00%	57,445	17.45%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

At December 31, 2013	Adequately Capitalized Requirements		Individual Minimum Capital Requirements		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$58,323	11.98%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	58,323	18.21%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	62,399	19.49%

The Bank
Tier 1 Leverage Capital (1)	$19,545	4.00%	$43,977	9.00%	$53,946	11.04%
Tier 1 Risk-Based Capital (2)	12,891	4.00%	N/A	N/A	53,946	16.74%
Total Risk-Based Capital (2)	25,783	8.00%	41,897	13.00%	58,047	18.01%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

As of June 30, 2014, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

NOTE 3 – INVESTMENT SECURITIES

At June 30, 2014, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$40,192	$798	$(56)	$40,934
U.S. Government agency mortgage-backed securities	28,269	820	(284)	28,805
U.S. Government agency collateralized mortgage obligations	8,487	170	-	8,657
Small Business Administration securitized pool of loans	2,014	56	-	2,070
Obligations of state and municipal subdivisions	5,349	63	-	5,412
Subtotal	84,311	1,907	(340)	85,878
Mutual fund - fixed income securities	500	8	-	508

Total available-for-sale securities	$84,811	$1,915	$(340)	$86,386

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$15,480	$225	$(10)	$15,695

Total held-to-maturity securities	$15,480	$225	$(10)	$15,695

At December 31, 2013, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$16,601	$35	$(130)	$16,506
U.S. Government agency mortgage-backed securities	22,874	527	(532)	22,869
U.S. Government agency collateralized mortgage obligations	3,736	11	(9)	3,738
Private label collateralized mortgage obligations	258	8	-	266
Subtotal	43,469	581	(671)	43,379
Auction-rate trust preferred securities	5,893	-	-	5,893
Mutual fund - Fixed Income securities	500	-	(1)	499

Total available-for-sale securities	$49,862	$581	$(672)	$49,771

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$18,149	$134	$(40)	$18,243

Total held-to-maturity securities	$18,149	$134	$(40)	$18,243

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014, and December 31, 2013:

At June 30, 2014	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency obligations	$4,857	$56	$-	$-	$4,857	$56
U.S. Government agency mortgage-backed securities	8,588	274	1,882	10	10,470	284
U.S. Government agency collateralized mortgage obligations	-	-	-	-	-	-
Small Business Administration securitized pool of loans	-	-	-	-	-	-
Mutual fund - fixed income securities	-	-	-	-	-	-
Total securities in unrealized loss position	$13,445	$330	$1,882	$10	$15,327	$340

At December 31, 2013	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency obligations	$9,865	$130	$-	$-	$9,865	$130
U.S. Government agency mortgage-backed securities	8,075	531	65	1	8,140	532
U.S. Government agency collateralized mortgage obligations	3,228	9	-	-	3,228	9
Mutual fund - fixed income securities	499	1	-	-	499	1
Total securities in unrealized loss position	$21,667	$671	$65	$1	$21,732	$672

The amortized cost and fair value of securities at June 30, 2014 and December 31, 2013, by expected maturity, are set forth below. Actual maturities of mortgage-backed securities and collateralized mortgage obligations may differ from contractual maturities because the mortgages underlying the securities may be prepaid or called with or without call or prepayment penalties. Because these securities are not due at a single maturity date, the maturity information is not presented.

	Available-for-Sale		Held-to-Maturity
At June 30, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$26,255	$26,735	$15,480	$15,695
U.S. Government agency collateralized mortgage obligations	8,487	8,657	-	-
Small Business Administration securitized pool of loans	2,014	2,070	-	-
Mutual fund - fixed income securities	500	508	-	-
Subtotal	37,256	37,970	15,480	15,695
Securities with Fixed Maturities:
Due in one year or less	-	-	-	-
Due after one year through five years	2,954	2,983	-	-
Due after five years through ten years	1,892	1,900	-	-
Due after ten years	42,709	43,533	-	-
Subtotal	47,555	48,416	-	-
Total	$84,811	$86,386	$15,480	$15,695

	Available-for-Sale		Held-to-Maturity
At December 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency mortgage-backed securities	$22,874	$22,869	$18,149	$18,243
U.S. Government agency collateralized mortgage obligations	3,736	3,738	-	-
Private label collateralized mortgage obligations	258	266	-	-
Mutual fund - fixed income securities	500	499	-	-
Subtotal	27,368	27,372	18,149	18,243
Securities with Fixed Maturities:
Due in one year or less			-	-
Due after one year through five years	6,606	6,641	-	-
Due after five years through ten years	9,995	9,865	-	-
Due after ten years	5,893	5,893	-	-
Subtotal	22,494	22,399	-	-
Total	$49,862	$49,771	$18,149	$18,243

As of June 30, 2014 and December 31, 2013, securities with an amortized cost of $19.31 million and $19.53 million respectively, and a fair value of $21.60 million and $19.67 million, respectively, were pledged as collateral to secure municipal deposits and repurchase agreements.

NOTE 4 – LOANS RECEIVABLE

A summary of loans receivable at June 30, 2014 and December 31, 2013 is as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013

Real estate loans:
One-to-four family	$182,031	$186,985
Multi-family and commercial real estate	121,511	123,134
Construction and land development	4,754	5,609
Total real estate loans	308,296	315,728

Commercial business loans	24,911	25,506
Consumer loans:
Home equity	28,080	26,960
Other consumer	8,383	2,321
Total consumer loans	36,463	29,281
Total loans	369,670	370,515

Less:
Allowance for loan losses	7,297	9,891
Deferred loan origination fees, net	49	56
Loans receivable, net	$362,324	$360,568

In June 2014, the Company offered for sale $11.4 million principal amount of primarily adversely classified loans (i.e. loans classified substandard or doubtful) in connection with its plan to reduce the level of classified loans. $4.9 million of commercial loans were sold in June 2014 in two separate transactions in which the financial assets transferred satisfied all of the criteria to be accounted for as sales of financial assets. The remaining loans (comprised of $2.9 million in residential mortgage loans and $3.1 million in commercial loans) were transferred to loans held for sale at June 30, 2014 because the loan sale process for these loans was in the process of completion pending final buyer due diligence in July 2014. The closing for the sale of these loans occurred in July 2014. The carrying value of these loans held for sale was based on the final bid prices which, in the aggregate, amounted to approximately $4.0 million.

The impact of these two sale transactions and the writedown of the carrying value of these loans held for sale amounted to $1.8 million in net charge-offs against the Company’s allowance for loan losses and $196,000 in expenses related to the sale of loans.

Furthermore, these transactions resulted in a $10.2 million reduction in adversely classified loans.

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

Real Estate Secured Consumer Loans. This portfolio segment includes home equity loans and home equity lines of credit secured by owner occupied one-to-four family residential properties. Loans of this type are written at a maximum of 75% of the appraised value of the property and we require that we have no lower than a second lien position on the property. These loans are written at a higher interest rate and a shorter term than mortgage loans. The Company has experienced a low level of foreclosure in this type of loan during recent periods. These loans can be affected by economic conditions and the values of the underlying properties.

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

The following tables are a summary of the loan portfolio credit quality indicators, by loan class, as of June 30, 2014 and December 31, 2013:

	Credit Risk Profile by Internally Assigned Grade:
June 30, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Risk Rating:
Pass	$178,713	$108,039	$3,169	$20,869	$35,971	$346,761
Special Mention	784	11,155	314	2,441	265	14,959
Substandard:
- Accruing	20	1,491	-	849	42	2,402
- Nonaccruing	2,514	826	1,271	664	185	5,460
Subtotal - substandard	2,534	2,317	1,271	1,513	227	7,862
Doubtful	-	-	-	88	-	88
Total	$182,031	$121,511	$4,754	$24,911	$36,463	$369,670

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
June 30, 2014	Investor Owned One-to-Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Risk Rating:
Pass	$16,216	$22,989	$24,058	$18,307	$26,469	$108,039
Special Mention	2,398	3,732	2,408	471	2,146	11,155
Substandard:
- Accruing	-	524	465	153	349	1,491
- Nonaccruing	554	27	206	-	39	826
Subtotal - substandard	554	551	671	153	388	2,317
Doubtful	-	-	-	-	-	-
Total	$19,168	$27,272	$27,137	$18,931	$29,003	$121,511

	Credit Risk Profile by Internally Assigned Grade:
December 31, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Risk Rating:
Pass	$180,704	$90,462	$3,102	$18,939	$28,603	$321,810
Special Mention	500	26,832	946	3,869	262	32,409
Substandard:
- Accruing	349	2,470	-	-	94	2,913
- Nonaccruing (1)	5,432	3,370	1,561	2,605	322	13,290
Subtotal - substandard	5,781	5,840	1,561	2,605	416	16,203
Doubtful	-	-	-	93	-	93
Total	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
December 31, 2013	Investor Owned One-to-Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Risk Rating:
Pass	$10,682	$21,500	$16,821	$16,250	$25,209	$90,462
Special Mention	4,523	7,310	4,015	6,130	4,854	26,832
Substandard:
- Accruing	-	1,155	370	457	488	2,470
- Nonaccruing	1,167	31	206	683	1,283	3,370
Subtotal - substandard	1,167	1,186	576	1,139	1,772	5,840
Doubtful	-	-	-	-	-	-
Total	$16,372	$29,996	$21,412	$23,520	$31,834	$123,134

(1) Non-accrual loans included substandard nonaccruing loans and non-performing consumer loans.

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

Loans, including troubled debt restructurings (“TDRs”) are automatically placed on nonaccrual status when payment of principal or interest is more than 90 days delinquent. Loans may also be placed on nonaccrual status if collection of principal or interest in full, or in part, is in doubt or if the loan has been restructured. When loans are placed on nonaccrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent for a reasonable period of time (usually six consecutive months) to establish a reliable assessment of collectability.

The following tables set forth certain information with respect to our loan portfolio delinquencies, by loan class, as of June 30, 2014 and December 31, 2013:

	Delinquencies
As of June 30, 2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans
One-to-four family	$443	$140	$1,969	$2,552	$179,479	$182,031	$-
Construction and land development	-	-	1,101	1,101	3,653	4,754	-
Multi-family and commercial real estate:							-
Investor owned one-to-four family and multi-family	-	-	389	389	18,779	19,168	-
Industrial and warehouse	27	-	-	27	27,245	27,272	-
Office buildings	362	-	206	568	26,569	27,137	-
Retail properties	-	-	-	-	18,931	18,931	-
Special use properties	236	-	-	236	28,767	29,003	-
Subtotal Multi-family and commercial real estate	625	-	595	1,220	120,291	121,511	-
Commercial business loans	38	-	714	752	24,159	24,911
Consumer loans:
Home equity loans	74	107	96	277	27,803	28,080	-
Other consumer loans	3	-	-	3	8,380	8,383	-
Subtotal Consumer	77	107	96	280	36,183	36,463	-
Total	$1,183	$247	$4,475	$5,905	$363,765	$369,670	$-

	Delinquencies
As of December 31, 2013	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans
One-to-four family	$1,217	$397	$2,564	$4,178	$182,807	$186,985	$-
Construction and land development	970	538	1,799	3,307	2,302	5,609	-
Multi-family and commercial real estate:							-
Investor owned one-to-four family and multi-family	861	-	621	1,482	14,890	16,372	-
Industrial and warehouse	-	-	32	32	29,964	29,996	-
Office buildings	-	108	206	314	21,098	21,412	-
Retail properties	423	-	-	424	23,096	23,520	-
Special use properties	346	-	169	514	31,320	31,834	-
Subtotal Multi-family and commercial real estate	1,630	108	1,028	2,766	120,368	123,134	-
Commercial business loans	487	153	1,598	2,238	23,268	25,506	-
Consumer loans:
Home equity loans	155	28	142	325	26,635	26,960	-
Other consumer loans	2	3	-	5	2,316	2,321	-
Subtotal Consumer	157	31	142	330	28,951	29,281	-
Total	$4,461	$1,227	$7,131	$12,819	$357,696	$370,515	$-

Impaired loans and nonperforming assets

The following table sets forth certain information with respect to our nonperforming assets as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans	$3,528	$7,953
TDRs nonaccruing	2,020	5,430
Subtotal nonperforming loans	5,548	13,383
Foreclosed real estate	536	1,846
Total nonperforming assets	$6,084	$15,229

Total nonperforming loans to total loans	1.50%	3.61%
Total nonperforming assets to total assets	1.19%	3.13%

Nonperforming loans (defined as nonaccrual loans and nonperforming TDRs) totaled $5.5 million at June 30, 2014 compared to $13.4 million at December 31, 2013, a decrease of $7.9 million. Of the loans sold in June 2014 and the loans transferred to loans held for sale at June 30, 2014 as a part of a loan sale process, there were $4.7 million in nonaccruing loans. The amount of income that was contractually due but not recognized on nonperforming loans totaled $30,000 and $149,000 for the six months ended June 30, 2014 and June 30, 2013, respectively.

At June 30, 2014, the Company had 36 loans on nonaccrual status of which 12 were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

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

The following tables summarize impaired loans by portfolio segment as of June 30, 2014 and December 31, 2013:

As of June 30, 2014	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to four-family	$2,566	$1,495	$4,061	$4,422	$56
Construction and land development	978	294	1,272	1,580	21
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	554	-	554	572	-
Industrial and warehouse properties	27	-	27	30	-
Office buildings	205	-	205	405	-
Retail properties	-	-	-	-	-
Special use properties	39	-	39	52	-
Subtotal	825	-	825	1,059	-
Commercial business loans	833	287	1,120	1,181	88
Consumer loans	234	163	397	426	10
Total impaired loans	$5,436	$2,239	$7,675	$8,668	$175

As of December 31, 2013	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to four-family	$4,570	$2,431	$7,001	$7,734	$70
Construction and land development	1,405	449	1,854	2,424	75
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	1,167	-	1,167	1,274	-
Industrial and warehouse properties	565	-	565	567	-
Office buildings	206	-	206	405	-
Retail properties	158	389	547	621	23
Special use properties	1,600	-	1,600	2,086	-
Subtotal	3,696	389	4,085	4,953	23
Commercial business loans	1,996	584	2,580	2,693	105
Consumer loans	412	167	579	805	10
Total impaired loans	$12,079	$4,020	$16,099	$18,609	$283

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

The following table relates to interest income recognized by segment of impaired loans for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized
Real estate loans	(In thousands)
One-to four-family	$5,951	$175	$6,143	$63
Construction	1,567	7	6,124	20
Multi-family and commercial real estate	2,594	90	2,913	15
Commercial business loans	1,661	40	2,826	42
Consumer loans	492	8	555	9
Total	$12,265	$320	$18,561	$149

Interest payments received on nonaccrual loans are accounted for on the cash-basis method or the cost recovery method until qualifying for return to accrual status. The table above shows the interest income recognized on nonaccrual loans on the cash-basis method. Under the cost recovery method, the interest payment is applied to the principal balance of the loan. For the six month periods ended June 30, 2014 and 2013, the amount of interest payments applied to principal under the cost recovery method was $30,000 and $210,000, respectively.

Troubled Debt Restructured Loans

A TDR is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment, whether on accrual or nonaccrual status.

Loan modifications are generally granted at the request of the individual borrower and may include concessions such as reduction in interest rates, changes in payments, maturity date extensions, or debt forgiveness/forbearance. TDRs are loans for which the original contractual terms of the loans have been modified and both of the following conditions exist: (i) the restructuring constitutes a concession (including reduction of interest rates or extension of maturity dates); and (ii) the borrower is either experiencing financial difficulties or absent such concessions, it is probable the borrower would experience financial difficulty complying with the original terms of the loan. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company’s loan modifications are determined on a case-by-case basis in connection with ongoing loan collection processes.

The recorded investment balance of performing and nonperforming TDRs as of June 30, 2014 and December 31, 2013 are as follows:

(In thousands)	As of June 30, 2014	As of December 31, 2013
Aggregate recorded investment of impaired loans performing under terms modified through a troubled debt restructuring:
Performing (1)	$2,576	$4,195
Nonperforming (2)	1,467	3,051
Total	$4,043	$7,246

(1)	Of the $2,576,000 in TDRs which were performing under the modified terms of their agreements at June 30, 2014, there were $594,000 in TDRs that remain on nonaccrual status because these TDRs have not yet demonstrated the requisite period of sustained performance. The combination of the $594,000 performing TDRs and the $1,426,000 nonperforming TDRs on nonaccrual status at June 30, 2014 equal the $2,020,000 in TDRs that were on nonaccrual status at June 30, 2014.

Of the $4,195,000 in TDRs which were performing under the modified terms of their agreements at December 31, 2013, there were $2,379,000 in TDRs that remain on nonaccrual status because these TDRs have not yet demonstrated the requisite period of sustained performance. The combination of the $2,379,000 in performing TDRs and the $3,051,000 nonperforming TDRs at December 31, 2013 equal the $5,430,000 in TDRs that were on nonaccrual status at December 31, 2013.

(2)	Of the $1,467,000 in TDRs that were not performing under the modified terms of their agreements at June 30, 2014, all of these loans, except for one loan in the amount of $41,000, were on a nonaccrual status.

Of the $3,051,000 in TDRs that were not performing under the modified terms of their agreements at December 31, 2013, all of these loans were on nonaccrual status.

As illustrated in the table below, during the six months ended June 30, 2014, the following concessions were made on seven loans totaling $511,000 (measured as a percentage of loan balances on TDRs):

•	Deferral of principal payments for 68.1% (2 loans for $348,000);
•	Reduced interest rate for 12.7% (4 loans for $65,000); and
•	Extension of payment terms for 19.2% (1 loan for $98,000).

The following tables present a breakdown of the type of concessions made by loan class during the six months ended June 30, 2014 and June 30, 2013:

	For the Six Months Ended June 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%
Below market interest rate:
Real estate loans:
One-to-four family	1	$35	$35	6.8%

Commercial real estate loans	1	10	10	2.0%

Commercial business loans	2	20	20	3.9%

Subtotal	4	65	65	12.7%

Extended payment terms:
Commercial business loans	1	98	98	19.2%

Principal payments deferred
Real estate loans:
One-to-four family	2	348	348	68.1%

Grand totals	7	$511	$511	100.0%

	For the Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%
Below market interest rate:
Real estate loans:
One-to-four family	1	$51	$51	3.9%

Extended payment terms:
Real estate loans:
One-to-four family	1	19	25	1.9%

Commercial real estate loans	3	546	594	45.4%

Commercial business loans	5	$394	$406	31.0%

Subtotal	9	959	1,025	78.4%

Principal payments deferred
Commercial business loans	2	232	232	17.7%

Grand totals	12	$1,242	$1,308	100.0%

The majority of the Bank’s TDRs are a result of principal payment deferrals to troubled credits which have already been adversely classified. The Bank grants such concessions to reassess the borrower’s financial status and to develop a plan for repayment. These modifications did not have a material effect on the Company.

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

There were no TDRs that had been modified during the previous twelve months ended June 30, 2014 that subsequently defaulted or were charged off during the three months ended June 30, 2014.

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

The ALLL balance decreased from $9.89 million at December 31, 2013 to $7.30 million at June 30, 2014, a decrease of $2.59 million, or 26.2%. The decrease was primarily the result of net chargeoffs of $1.8 million and a $739,000 credit provision for loan losses in the second quarter of 2014. The decrease in the ALLL was consistent with the improvement in the Bank’s asset quality trends during this six month period. The Bank’s nonperforming loans decreased $5.0 million, or 48%, and $7.8 million, or 58%, for the three and six months ended June 30, 2014, respectively. The Bank’s adversely classified loans decreased $11.0 million, or 58% and $8.3 million, or 51%, for the three and six months ended June 30, 2014, respectively, primarily attributable to the more aggressive workout efforts in the three month period ended June 30, 2014. This improvement in adversely classified loans was a continuation of a trend initiated in mid-year 2013 as well as the sale of $10.2 million in adversely classified loans in June 2014.

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

The Company also believes it has significantly improved its risk grades (and its risk grading process) over the past year during which the new executive management team has been in place at the Bank. The improvement in the Company’s asset quality metrics has been the result of increased workout efforts and the sales of adversely classified loans in June 2013 and in June 2014.

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

The following tables set forth the balance of and transactions in the allowance for loan losses at June 30, 2014, December 31, 2013 and June 30, 2013, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by loans evaluated for impairment individually and collectively.

	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
As of and for the Six Months
Ended June 30, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	306	51	(117)	(845)	(134)	(739)
Charge-offs	(541)	(1,306)	(148)	(74)	(13)	(2,082)
Recoveries	10	19	16	96	86	227
Balance at June 30, 2014	$1,624	$3,861	$869	$620	$323	$7,297
Allowance related to loans:
Individually evaluated for impairment	$56	$-	$21	$88	$10	$175
Collectively evaluated for impairment	1,568	3,861	848	532	313	7,122
	$1,624	$3,861	$869	$620	$323	$7,297

Ending loan balance individually evaluated for impairment	$4,061	$825	$1,272	$1,120	$397	$7,675
Ending loan balance collectively evaluated for impairment	177,970	120,686	3,482	23,791	36,066	361,995
Total Loans	$182,031	$121,511	$4,754	$24,911	$36,463	$369,670

	Multi-Family and Commercial Real Estate
As of and for the Six Months	Investor one-to-four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Ended June 30, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$515	$1,034	$563	$856	$2,129	$5,097
Provision for loan losses	96	(64)	(92)	243	(132)	51
Charge-offs	(166)	(234)	-	(491)	(415)	(1,306)
Recoveries	-	-	-	-	19	19
Balance at June 30, 2014	$445	$736	$471	$608	$1,601	$3,861
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$445	$736	$471	$608	$1,601	$3,861

Ending loan balance individually evaluated for impairment	$554	$27	$205	$-	$39	$825
Ending loan balance collectively evaluated for impairment	18,614	27,245	26,932	18,931	28,964	120,686
Total loans	$19,168	$27,272	$27,137	$18,931	$29,003	$121,511

As of and for the Six Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended June 30, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Provision for loan losses	(423)	3,689	(277)	883	(22)	3,850
Charge-offs	(496)	(4,351)	(1,984)	(1,796)	(44)	(8,671)
Recoveries	-	590	102	374	1	1,067
Ending balance	$1,069	$4,820	$2,309	$2,186	$362	$10,746
Allowance related to loans:
Individually evaluated for impairment	$75	$138	$629	$681	$32	$1,555
Collectively evaluated for impairment	$994	$4,682	$1,680	$1,505	$330	$9,191

Ending loan balance individually evaluated for impairment	$6,092	$2,884	$5,622	$2,803	$550	$17,951
Ending loan balance collectively evaluated for impairment	199,593	126,905	5,678	25,204	26,795	384,175
Total loans	$205,685	$129,789	$11,300	$28,007	$27,345	$402,126

	Multi-Family and Commercial Real Estate
As of and for the Six Months	Investor one- to-four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
Ended June 30, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$4,892
Provision for loan losses	-	-	-	-	-	3,689
Charge-offs	-	-	-	-	-	(4,351)
Recoveries	-	-	-	-	-	590
Ending Balance						4,820
Redistributed through segment expansion	526	818	421	519	2,536	4,820
Segment Ending Balance	$526	$818	$421	$519	$2,536	$4,820
Allowance related to loans:
Individually evaluated for impairment	$18	$-	$82	$-	$38	$138
Collectively evaluated for impairment	$508	$818	$339	$519	$2,498	$4,682

Ending loan balance individually evaluated for impairment	$1,198	$156	$356	$-	$1,174	$2,884
Ending loan balance collectively evaluated for impairment	16,109	33,449	23,039	21,792	32,516	126,905
Total loans	$17,307	$33,605	$23,395	$21,792	$33,690	$129,789

As of December 31, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$70	$23	$75	$105	$10	$283
Collectively evaluated for impairment	1,779	5,074	1,043	1,338	374	9,608
Total allowance	$1,849	$5,097	$1,118	$1,443	$384	$9,891

Ending loan balance individually evaluated for impairment	$7,001	$4,085	$1,854	$2,580	$579	$16,099
Ending loan balance collectively evaluated for impairment	179,984	119,049	3,755	22,926	28,702	354,416
Total loans	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Multi-Family and Commercial Real Estate
As of December 31, 2013	Investor one- to-four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$23
Collectively evaluated for impairment	515	1,034	563	833	2,129	5,074
Total allowance	$515	$1,034	$563	$856	$2,129	$5,097

Ending loan balance individually evaluated for impairment	$1,167	$565	$206	$547	$1,600	$4,085
Ending loan balance collectively evaluated for impairment	15,205	29,431	21,206	22,973	30,234	119,049
Total loans	$16,372	$29,996	$21,412	$23,520	$31,834	$123,134

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

NOTE 5 - MORTGAGE BANKING ACTIVITY

Mortgage banking includes two components: (1) the origination of residential mortgage loans for sale in the secondary market and (2) the servicing of mortgage loans sold to investors. The following represents the Company’s noninterest income derived from these activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Gain on sales of loans	$142	$308	$271	$728
Mortgage servicing income	(2)	85	5	167
Total	$140	$393	$276	$895

The Bank originates government sponsored residential mortgage loans which are sold servicing released. The Bank also originates conventional residential mortgage loans for its portfolio and for sale, both on a servicing rights retained and released basis. The significant decline in the Bank’s mortgage servicing income for the three and six month periods in 2014 compared with the same periods in 2013 was the result of the Bank selling most of its loans on the secondary market on a servicing released basis such that the amortization of the existing mortgage servicing rights significantly exceeded the value of the newly capitalized mortgage servicing rights.

NOTE 6 – FORECLOSED REAL ESTATE

Changes in foreclosed real estate during the three and six months ended June 30, 2014 and June 30, 2013 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Beginning balance	$1,114	$498	$1,846	$735
Additions	53	251	391	251
Proceeds from dispositions	(625)	(441)	(1,604)	(627)
Gain (loss) on sales	5	(25)	(59)	(65)
Writedowns	(11)	(49)	(38)	(60)
Balance at end of period	$536	$234	$536	$234

At June 30, 2014, the Bank held five properties consisting of four single family residences and one unimproved parcel zoned as residential.

The Company records the gain (loss) on sale of foreclosed real estate in the expenses on foreclosed properties, net category along with expenses for acquiring and maintaining foreclosed real estate properties.

NOTE 7 – DEPOSITS

A summary of deposits at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014		December 31, 2013
(In thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$66,441	17.3%	$69,147	17.7%
Interest bearing deposits
Now accounts and money market accounts	53,951	14.0%	49,514	12.7%
Savings accounts	113,257	29.3%	117,004	29.9%
Certificates of deposit	152,331	39.4%	155,182	39.7%
Total interest bearing deposits	319,539	82.7%	321,700	82.3%
Total deposits	$385,980	100.0%	$390,847	100.0%

Scheduled maturities of certificates of deposit are as follows:

(In thousands)	At June 30, 2014	At December 31, 2013
Through twelve months	$71,110	$74,268
Twelve months through three years	54,982	50,858
Over three years	26,239	30,056
	$152,331	$155,182

The aggregate amount of individual certificate of deposit accounts of $100,000 or more at June 30, 2014 and December 31, 2013 was $62.4 million and $62.5 million, respectively. Deposits up to $250,000 are federally insured through the Federal Deposit Insurance Corporation (“FDIC”). The aggregate amount of individual certificate of deposit accounts of $250,000 or more at June 30, 2014 and December 31, 2013 was $13.1 million and $11.5 million, respectively.

NOTE 8 – FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At June 30, 2014, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The following table presents certain information regarding our FHLB advances during the periods or at the dates indicated.

	At June 30, 2014		At December 31, 2013
(In thousands)	Amount Due	Weighted Average Cost	Amount Due	Weighted Average Cost
Year of maturity: (1)
2014	$10,385	0.59%	$1,377	2.64%
2015	5,528	0.67%	1,500	0.80%
2016	13,717	0.85%	2,800	0.90%
2017 - 2021	23,330	2.23%	18,368	2.56%
2022 - 2026	606	0.27%	638	0.27%
2027 - 2029	598	-	610	-

Total FHLB advances	$54,164	1.36%	$25,293	2.16%

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

The following table presents certain information regarding our repurchase agreements during the year to date periods or at the dates indicated.

	At or for the year to date period ended
(Dollars in thousands)	June 30, 2014	December 31, 2013

Maximum amount of advances outstanding during the period	$8,355	$21,256

Average advances outstanding during the period	$6,031	$10,866

Weighted average interest rate during the period	0.01%	0.24%

Balance outstanding at end of period	$3,967	$4,173

Weighted average interest rate at end of period	0.01%	0.01%

The Bank maintains a credit facility with the Federal Reserve Bank of Boston for which certain assets are pledged to secure such borrowings. As of June 30, 2014 and December 31, 2013, there were no borrowings outstanding under this facility. In addition, the Federal Reserve Bank of Boston, as one of the Bank’s correspondent banks, requires the Bank to pledge at least $1 million in loans and/or investment securities for potential daylight overdraft exposure. At June 30, 2014 and December 31, 2013, the Bank had $7.6 million and $3.4 million, respectively, in commercial real estate loans pledged with the Federal Reserve Bank of Boston.

At June 30, 2014, the Bank had reserve requirements with the Federal Reserve Bank of Boston amounting to $3.2 million. In addition to the Bank’s $2.2 million in vault cash, the use of $0.6 million in balances held at the Federal Reserve Bank of Boston was restricted to meet these reserve requirements.

NOTE 10 – STOCKHOLDERS’ EQUITY

Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the three and six months ended June 30, 2014, anti-dilutive options excluded from the calculations totaled 105,787 options (with an exercise price of $11.12 per share), and 4,290 options (with an exercise price of $12.51 per share). For the three and six months ended June 30, 2013, anti-dilutive options excluded from the calculations totaled 229,723 options (with an exercise price of $11.12 per share) and 4,290 options (with an exercise price of $12.51 per share), respectively. Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except for per share data)	2014	2013	2014	2013

Net income (loss)	$94	$(4,799)	$(715)	$(5,390)

Weighted-average common shares outstanding:
Basic	6,675,457	6,643,093	6,675,457	6,643,093
Diluted	6,676,391	6,643,093	6,675,457	6,643,093

Earnings (loss) per common share:
Basic	$0.01	$(0.72)	$(0.11)	$(0.81)
Diluted	$0.01	$(0.72)	$(0.11)	$(0.81)

Dividends

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. Due to current regulatory restrictions, the Company is not allowed to pay dividends to the Company’s shareholders and the Bank is not allowed to pay dividends to the Company.

NOTE 11 – STOCK BASED COMPENSATION

Stock options generally vest over five years and expire ten years after the date of the grant. The vesting schedule for stock options is 20% annually for years one through five. Restricted stock vests ratably over five years.

Stock option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

A summary of the status of outstanding stock options at June 30, 2014 and changes therein was as follows:

	2014
	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	119,786	$11.18
Granted	110,000	7.74
Forfeited	(13,299)	11.12
Exercised	-	-
Expired	-	-
Options outstanding at June 30, 2014	216,487	$9.43

Options exercisable at June 30, 2014	106,487	$11.18

Weighted-average fair value of options granted during the year		$2.55

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

			Weighted Average
			Remaining
	Outstanding as of		Contractual Life
	June 30, 2014	Exercise Price	(in years)
Exercise prices for outstanding options	102,197	$11.12	1.1
	4,890	$12.51	1.8
	110,000	$7.74	9.9
Total	216,487

In determining the expected volatility of the options, the Company utilized the historical volatility of other similar companies during a period of time equal to the expected life of the options because the Company’s common shares have been publicly traded for a period less than the expected life of the options.

The Company assumed no dividend payments would be made during the expected contractual term of the option period.

The Company determined the expected contractual term of the options to be 6.5 years using the simplified method under SEC’s Staff Accounting Bulletin No. 110 due to the Company not having sufficient historical data to provide a reasonable basis for estimation.

The risk-free rate utilized for this calculation was based upon the U.S. Treasury yield curve in effect at the date of the options grant.

Assumptions used to determine the weighted average fair value of the stock options granted were as follows:

Grant Date
May 27, 2014
Dividend yield	0.00%
Expected volatility	28.42%
Risk-free rate	1.95%
Expected life in years	6.5
Weighted-average fair value of options at grant date	$2.55

The Company recorded stock-based compensation expense of $1,984 for the three and six months ended June 30, 2014. At June 30, 2014 the Company has unrecognized option expense of $279,000 to be recognized over the remaining vesting period of the options.

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

Financial instruments whose contractual amounts represent credit risk at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Commitments to extend credit:
Commercial real estate loan commitments	$19,256	$12,572
Unused home equity lines of credit	18,909	19,169
Commercial and industrial loan commitments	9,329	10,153
Amounts due on other commitments	10,416	6,618
Commercial letters of credit	1,132	1,371

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

In June 2014, the Company offered for sale $11.4 million principal amount of primarily adversely classified loans (i.e. loans classified substandard or doubtful) in connection with its plan to reduce the level of classified loans. $4.9 million in commercial loans were sold in June 2014 in two separate transactions in which the financial assets transferred satisfied all of the criteria to be accounted for as sales of financial assets. The remaining loans (comprised of $2.9 million in residential mortgage loans and $3.1 million in commercial loans) were transferred to loans held for sale at June 30, 2014 because the loan sale process for these loans was in the process of completion pending final buyer due diligence in July 2014. The carrying value of these loans held for sale was based on the final bid prices which, in the aggregate, amounted to approximately $4.0 million.

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

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of June 30, 2014 and December 31, 2013:

		June 30, 2014		December 31, 2013
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Cash and cash equivalents	Level 1	$8,717	$8,717	$26,374	$26,374
Investment securities, available-for-sale:
Mutual fund -fixed income securities	Level 1	508	508	499	499
Other	Level 2	85,878	85,878	49,272	49,272
Investment securities, held-to-maturity	Level 2	15,480	15,695	18,149	18,243
Loans held for sale	Level 2	5,052	5,052	1,079	1,079
Loans receivable, net:
Performing	Level 2	354,649	357,999	344,468	347,496
Impaired	Level 3	7,675	7,500	16,100	15,816
Accrued interest receivable	Level 1	1,712	1,712	1,494	1,494
Mortgage servicing assets	Level 3	948	1,628	1,093	1,598
FHLB Stock	Level 3	5,210	5,210	5,444	5,444
Financial Liabilities
Demand deposits, savings, Now and
money market deposits	Level 1	233,649	233,649	235,665	235,665
Time deposits	Level 2	152,331	154,929	155,182	157,591
FHLB advances	Level 2	54,164	54,713	25,293	25,942
Borrowed funds	Level 2	3,967	3,967	4,173	4,173
Mortgagors' escrow accounts	Level 2	4,630	4,630	4,392	4,392
Accrued interest payable	Level 1	67	67	51	51

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of June 30, 2014 and December 31, 2013 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such dates.

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

The Company uses fair value measurements to record available-for sale investment securities and residential loans held for sale at fair value on a recurring basis. Additionally, the Company uses fair value measurements to measure the reported amounts of impaired loans, foreclosed real estate and mortgage-servicing rights at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or writedowns of individual assets.

Unrecognized financial instruments—Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2014 and December 31, 2013.

The following table represents a further breakdown of investment securities and other financial instruments measured at fair value on a recurring basis:

	Fair Value At June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$40,934	$-	$40,934
U.S. Government agency mortgage-backed obligations	-	28,805	-	28,805
U.S. Government agency collateralized mortgage obligations	-	8,657	-	8,657
Small Business Administration securitized pool of loans	-	2,070	-	2,070
State and municipal subdivisions	-	5,412	-	5,412
Mutual fund - mortgage-backed securities	508	-	-	508

	Fair Value At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$16,506	$-	$16,506
U.S. Government agency mortgage-backed obligations	-	22,869	-	22,869
U.S. Government agency collateralized mortgage obligations	-	3,738	-	3,738
Private label collateralized mortgage obligations	-	266	-	266
Auction-rate trust preferred securities	-	5,893	-	5,893
Mutual fund - mortgage-backed securities	499	-	-	499

The following table represents assets measured at fair value on a non-recurring basis:

	Fair Value At June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$7,500	$7,500
Foreclosed real estate	-	-	536	536
Mortgage servicing rights	-	-	1,628	1,628

	Fair Value At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$15,816	$15,816
Foreclosed real estate	-	-	1,846	1,846
Mortgage servicing rights	-	-	1,598	1,598

During the six months ended June 30, 2014, the following fair values of those reflected in the above table were remeasured:

•	$1.7 million in collateral dependent impaired loans,
•	$380,000 in foreclosed real estate; and
•	$1.6 million in mortgage servicing rights.

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

NOTE 14 – SUBSEQUENT EVENT

On July 7, 2014, the Company signed an agreement to sell its Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage servicing portfolio of approximately $138 million at June 30, 2014 to another financial institution. This transaction is scheduled to close on August 29, 2014 with an expected servicing transfer date of October 16, 2014. Mortgage servicing rights were recorded on the Company’s statement of financial condition at $948,000 at June 30, 2014 and are included in Other Assets in the accompanying unaudited financial statements. Management expects to recognize a gain from this transaction of approximately $320,000 during the third quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2014 and 2013 together with the audited financial statements as of and for the year ended December 31, 2013, included in the Company’s Form 10-K initially filed with the Securities and Exchange Commission on March 31, 2014.

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

Overview

As of June 30, 2014, the Company had $512.1 million of total assets, $369.7 million of gross loans receivable, and $386.0 million of total deposits. Total stockholders’ equity at June 30, 2014 was $58.7 million.

The Company had net income for the quarter ended June 30, 2014 of $94,000 (or basic and diluted income per share of $0.01) as compared to a net loss of $4.8 million (or basic and diluted loss per share of $0.72) for the second quarter of 2013. The improvement in the Company’s operating results was largely attributable to a credit provision for loan losses of $739,000 for the three months ended June 30, 2014 compared to the $3.6 million provision for loan losses for the same period in 2013, a net change of $4.3 million.

The Company’s operating results for the second quarter of 2014, when compared to the same period of 2013, were influenced by the following factors:

•	Net interest income decreased by $43,000 due to the combined effects of decreases in loan volume and a decline in yields in the loan portfolio, which were partially offset by increases in investment securities volume and yields, as well as decreases in liability volumes and lower rates paid on interest bearing liabilities;
•	Provision for loan losses decreased by $4.3 million primarily due to improvements in asset quality metrics during the second quarter of 2014;
•	Noninterest income decreased by $278,000 primarily because of a $253,000 decrease in mortgage banking income, consisting of a $166,000 decrease in gains on sales of mortgage loans and a $87,000 decrease in mortgage servicing income during the three months ended June 30, 2014;
•	Noninterest expenses decreased by $925,000, or 14.2%, during the second quarter of 2014 compared to the same period in 2013 primarily due to a $569,000 decrease in expenses related to loan sales and by decreases in professional fees of $314,000, expenses in foreclosed properties of $72,000, and other expenses of $214,000. There were increases in compensation of $77,000, FDIC insurance premiums of $21,000 and occupancy expenses of $126,000.

The Company had a net loss for the six months ended June 30, 2014 of $715,000 (or basic and diluted loss per share of $0.11) as compared to a net loss of $5.4 million (or basic and diluted loss per share of $0.81) for the six months ended June 30, 2013. The decrease in the Company’s net loss was largely attributable to a $4.6 million decrease in the provision for loan losses from $3.9 million to ($739,000).

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

Other-Than-Temporary Impairments in the Market Value of Investments. Investment securities are reviewed at each reporting period for other-than-temporary impairment. For debt securities, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis. The credit loss component of an other-than-temporary impairment writedown is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more likely than not that the Company will not be required to sell the debt security prior to recovery. In determining whether a credit loss exists and the period over which the fair value of the debt security is expected to recover, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered credit related and a charge to earnings is recorded.

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

Fair Value of Financial Instruments. We use fair value measurements to record certain assets at fair value on a recurring basis, primarily related to the carrying amounts for available-for-sale investment securities. Additionally, we may be required to record at fair value other assets, such as foreclosed real estate, on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or writedown of individual assets. Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect the possible tax ramifications or estimated transaction costs.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Earnings Summary. For the three months ended June 30, 2014, the Company recorded net income of $94,000 compared to a net loss of $4.8 million for the same period in 2013. The quarter-over-quarter improvement in the Company’s operating results was the result of a decrease in the provision for loan losses from $3.6 million for the three months ended June 30, 2013 to a credit of $739,000 for the June 2014 period, partially offset by a decrease in net interest income of $43,000, a decrease in noninterest income of $278,000 and a decrease in noninterest expenses of $925,000.

Average Balance and Yields. The following table summarizes average balances and average yields and costs for the three months ended June 30, 2014 and 2013. For the purpose of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances.

	For the Quarter Ended June 30,
	2014			2013
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans	$376,421	$4,200	4.48%	$426,876	$5,021	4.72%
Investment securities and Federal funds sold	104,466	832	3.19	45,538	271	2.39
Overnight funds	4,909	4	0.33	22,224	15	0.27
Federal Home Loan Bank stock	5,289	20	1.52	5,444	6	0.44
Total interest-earning assets	491,085	5,056	4.13%	500,082	5,313	4.26%
Non interest-earning assets	21,267			21,026
Total Assets	$512,352			$521,108
Interest-bearing liabilities
Certificate accounts	$151,800	505	1.33%	$167,212	$634	1.52%
Regular savings accounts and escrow	118,129	48	0.16	121,621	72	0.24
Checking and NOW accounts	94,373	34	0.14	85,918	28	0.13
Money market accounts	24,743	11	0.18	27,135	18	0.27
Total interest-bearing deposits	389,045	598	0.62	401,886	752	0.75
FHLB advances	55,920	189	1.36	37,152	241	2.60
Other borrowings	5,536	-	0.00	11,020	8	0.29
Total interest-bearing liabilities	450,501	787	0.70%	450,058	1,001	0.89%
Non interest-bearing liabilities	3,958			4,600
Total Liabilities	454,459			454,658
Total Stockholders' Equity	57,893			66,450
Total Liabilities and Stockholders' Equity	$512,352			$521,108
Net interest income		$4,269			$4,312
Net interest spread			3.43%			3.37%
Net interest margin			3.49%			3.46%
Average interest earning assets to average interest bearing liabilities			109.01%			111.12%

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2014 and 2013. For the purpose of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances.

	For the Six Months Ended June 30,
	2014			2013
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans	$373,816	$8,412	4.54%	429,651	$10,072	4.73%
Investment securities and Federal funds sold	95,389	1,469	3.11	47,286	575	2.45
Overnight funds	6,206	9	0.29	21,097	26	0.25
Federal Home Loan Bank stock	5,366	40	1.50	5,671	11	0.39
Total interest-earning assets	480,777	9,930	4.17%	503,705	10,684	4.28%
Non interest-earning assets	21,467			20,476
Total Assets	$502,244			524,181
Interest-bearing liabilities
Certificate accounts	$153,203	1,014	1.33%	169,629	$1,295	1.54%
Regular savings accounts & escrow	118,111	96	0.16	120,614	158	0.26
Checking and NOW acounts	92,771	71	0.15	83,927	50	0.12
Money Market accounts	25,212	22	0.18	26,640	35	0.26
Total interest-bearing deposits	389,297	1,203	0.62	400,810	1,538	0.77
FHLB advances	44,921	342	1.54	39,091	518	2.67
Other borrowings	6,031	-	0.00	13,054	25	0.39
Total interest-bearing liabilities	440,249	1,545	0.71%	452,955	2,081	0.93%
Non interest-bearing liabilities	3,886			4,491
Total Liabilities	444,135			457,446
Total Stockholders' Equity	58,109			66,735
Total Liabilities and Stockholders' Equity	$502,244			524,181
Net interest income		$8,385			$8,603
Net interest spread			3.46%			3.35%
Net interest margin			3.52%			3.44%
Average interest earning assets to average interest bearing liabilities			109.21%			111.20%

Rate / Volume Analysis. The following table summarizes the changes in the components of net interest income attributable to both rate and volume for the three and six months ended June 30, 2014 and 2013:

	For the Quarter Ended			Six Months Ended
	June 30, 2014 compared to			June 30, 2014 compared to
	June 30, 2013			June 30, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$(574)	$(247)	$(821)	$(1,268)	$(392)	$(1,660)
Investment securities / Federal funds Sold	446	115	561	706	188	894
Overnight funds	(12)	1	(11)	(18)	1	(17)
Federal Home Loan Bank stock	-	14	14	(1)	30	29
Total interest income	(140)	(117)	(257)	(581)	(173)	(754)
Interest expense:
Certificate accounts	(55)	(74)	(129)	(116)	(165)	(281)
Regular savings accounts	(2)	(23)	(25)	(3)	(59)	(62)
Checking and NOW accounts	3	4	7	4	17	21
Money market accounts	(2)	(5)	(7)	(2)	(11)	(13)
Total deposit expense	(56)	(98)	(154)	(117)	(218)	(335)
FHLB advances	107	(159)	(52)	73	(250)	(177)
Other borrowings	(3)	(5)	(8)	(8)	(16)	(24)
Total interest expense	48	(262)	(214)	(52)	(484)	(536)
Increase (decrease) in net interest income	$(188)	$145	$(43)	$(529)	$311	$(218)

Net Interest Income. Net interest income for the quarter ended June 30, 2014 totaled $4.3 million which remained relatively unchanged compared to the quarter ended June 30, 2013. Interest income on earning assets for the quarter ended June 30, 2014 decreased by $257,000, or 4.8%, compared to the comparable prior year period. This decrease in interest income was the net result of an $821,000, or 16.4%, decrease in interest income on loans which was partially offset by a $564,000, or 193.0% increase in interest income on investment securities, Federal funds sold, overnight funds and FHLB stock. The $821,000, or 16.4%, decrease in interest on loans is due to a decrease in both volume and rate. For the quarter ended June 30, 2014, average interest earning assets decreased $9.0 million, or 1.8%, to $491.1 million from $500.1 million for the quarter ended June 30, 2013. Of this $9.0 million decrease, the $58.9 million increase in the average balance of investments securities and Federal funds sold year-over-year was primarily attributable to the purchase of approximately $75 million in investment securities from July 2013 through June 2014, partially offset by the sale of the auction rate preferred securities of $5.9 million in the first six months of 2014 as well as ongoing scheduled paydowns and prepayments of mortgage-backed securities and calls of U. S. Government agency securities. The continued decline in market interest rates and the change in asset mix primarily from loans and overnight funds into investment securities caused the weighted average yield for interest earning assets to decrease by 13 basis points to 4.13% for the quarter ended June 30, 2014 as compared to 4.26% for the same period in 2013.

Interest expense for the quarter ended June 30, 2014 decreased by $214,000 compared to the same period in 2013. This variance was principally attributable to a 19 basis point decline in the average cost of interest bearing liabilities to a 0.70% for the 2014 quarter as compared to 0.89% for the same period in 2013. While there was a small increase in average interest bearing liability balances, there was an approximate $13.0 million shift in the funding mix from deposits to borrowings from the 2013 quarter to the 2014 quarter. During the quarter ended June 30, 2014, average interest bearing liabilities increased $443,000, or 0.1%, to $450.5 million for the first quarter of 2014 from $450.1 million for the same period in 2013. This shift in average interest bearing liability balances reflects an increase in average FHLB advances of $18.8 million offset by decreases in other borrowings of $5.5 million. The decrease in average balance of interest bearing deposits was caused by a greater movement out of time deposits offset by an increase in lower cost transaction and savings accounts.

While net interest income for the 2014 quarter was $43,000 less than the 2013 quarter, the Company’s net interest spread and net interest margin increased year-over-year by 6 basis points (from 3.37% to 3.43%) and by 3 basis points (from 3.46% to 3.49%), respectively. While the overall decrease in net interest income was primarily earning asset volume related, the rate related changes, primarily the reduction in the Company’s cost of funds aided by the impact of asset mix changes, softened the overall decrease in the net interest income.

Net interest income for the six months ended June 30, 2014 totaled $8.4 million compared to $8.6 million for the six months ended June 30, 2013, a decrease of $218,000, or 2.5%. The $754,000, or 7.1%, decrease in interest on earning assets was due to a decrease in both volume and rate. For the six months ended June 30, 2014 and 2013, average interest earning assets decreased $22.9 million, or 4.6%, to $480.8 million from $503.7 million for the same period in 2013. Of this $22.9 million decrease, the increase in the average balance of investment securities and Federal funds sold year-over-year was primarily attributable to the above mentioned investment securities activity. The continued decline in market interest rates and the change in asset mix primarily from loans and overnight funds into investment securities and Federal funds sold caused the weighted average yield for interest earning assets to decrease by 11 basis points to 4.17% for the six months ended June 30, 2014 as compared to 4.28% for the same period in 2013.

Interest expense for the six months ended June 30, 2014 decreased $536,000, or 25.8%, compared to the 2013 comparable period. The factors influencing the Company’s interest expense year-over-year comparison in terms of rate/volume variances for the three month periods discussed above had a similar impact for the six month period comparisons; however, the magnitude of impact of these factors was due to their relative timing. During the six months ended June 30, 2014, average interest bearing liabilities decreased $12.7 million, or 2.8%, compared to the same period in 2013. This shift in average interest bearing liability balances reflects decreases in interest bearing deposits and other borrowings of $11.5 million and $7.0 million, respectively, offset by an increase in average FHLB advances of $5.8 million. The decrease in average balance of interest bearing deposits was caused by a greater movement out of time deposits offset by an increase in lower cost transaction and savings accounts. These changes caused the weighted cost of interest bearing liabilities to decrease by 22 basis points to 0.71% for the six months ended June 30, 2014 as compared to 0.93% for the same period in 2013.

While net interest income for the six months of 2014 was $218,000 less than the six months of 2013, the Company’s net interest spread and net interest margin increased year-over-year by 11 basis points (from 3.35% to 3.46%) and by 8 basis points (from 3.44% to 3.52%), respectively. While the overall decrease in net interest income was primarily earning asset volume related, the rate related changes, the reduction in the Company’s cost of funds aided by the impact of asset mix changes, softened the overall decrease in the net interest income.

Provision for Loan Losses. For the three months ended June 30, 2014, the Company recorded a credit provision for loan losses of $739,000, compared to a $3.6 million provision for loan losses for the same period in 2013. Net charge-offs were $1.8 million during the three months ended June 30, 2014, compared to $7.1 million during the three months ended June 30, 2013. The credit provision for the 2014 period was attributable to (i) management’s judgment that the inherent credit risk exposure in the loan portfolio has been significantly reduced due to increased loan workout efforts, including the sale of $10.2 million in adversely classified loans in June and July 2014, which resulted in significant improvement in the Company’s asset quality metrics; and (ii) a $5.3 million decrease in net charge-offs in the three month period ended June 30, 2014, compared to the same period in 2013.

Noninterest Income. The following table summarizes the components of noninterest income for the three and six months ended June 30, 2014 and 2013:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Service charge income	$176	$182	$350	$360
Fees for other services	138	180	232	290
Mortgage banking income	140	393	276	895
Income from bank owned life insurance	63	70	129	140
Net gain (loss) on sale of investments	34	(4)	193	(4)
Income from investment advisory services, net	74	87	168	139
Other income	33	28	63	53
Total noninterest income	$658	$936	$1,411	$1,873

Noninterest income was $658,000 for the quarter ended June 30, 2014 and $936,000 for the same period in 2013, a decrease of $278,000, or 29.7%. The largest quarter-over-quarter change was in mortgage banking income which decreased by $253,000, or 64.4%. Noninterest income was $1.4 million for the six months ended June 30, 2014 and $1.9 million for the same period in 2013, a decrease of $462,000, or 24.7%. The largest year-over-year change was in mortgage banking income which decreased by $619,000, or 69.2%.

The components of mortgage banking income, gains on sales of loans and mortgage servicing income, both decreased significantly year-over-year, as the Company originated and sold a lower volume of mortgage loans during the 2014 periods due to a national trend of reduction in residential mortgage refinancing beginning in the second quarter of 2013, primarily attributable to an increase in market interest rates on residential mortgage loans, and a somewhat tepid level of purchase related mortgage financings during the past year. Furthermore, the volume of mortgage loans sold on a servicing retained basis versus on a servicing released basis during the 2014 periods was also less than the 2013 activity in the comparable periods, thus accounting for the reduction in servicing rights capitalized in total, and in relation to the amortization of mortgage servicing rights in the 2014 periods and its impact on that period’s mortgage servicing income.

The impact of the decrease in mortgage banking income was partially reduced by net gains on the sale of investment securities of $34,000 and $193,000 for the three month and six month periods, respectively. The gain on sale of investment securities was primarily the result of the sale of the auction rate preferred securities in February 2014. The Company sold these securities after being identified as “impermissible” under Volcker rule interpretations.

The decreases in fees for other services of $42,000 and $58,000 for the three month and six month periods in 2014, respectively, compared to the 2013 periods were due to $50,000 fewer loan prepayment penalties received in 2014 compared to 2013.

The variances in investment advisory services income were primarily related to transaction volume and transaction mix as commissions on insurance products are significantly higher than brokerage commissions on other products such as mutual funds.

The decreases in service charge income were primarily transaction volume related, such as a lower volume of overdraft transactions due to the Bank more aggressively monitoring and controlling such activity.

The decrease in income from bank owned life insurance was attributable to a lower crediting rate on certain policies during the past year as the insurance carriers have reacted to the continuation of low market interest rates and their effect on investment portfolio yields.

The increases in other income for the three month and six month periods ended June 30, 2014 compared to 2013 were attributable to increases in rental income of $9,000 and 18,000, respectively.

Noninterest Expense. The following table summarizes the components of noninterest expense for the three months ended June 30, 2014 and 2013:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Compensation, taxes and benefits	$2,973	$2,896	$5,989	$5,573
Occupancy	582	456	1,124	946
Professional fees	323	637	842	1,296
FDIC insurance premiums	270	249	531	454
Insurance	117	124	262	282
Computer processing	327	315	697	631
Expenses on foreclosed real estate, net	168	202	378	559
Writedowns on foreclosed real estate	11	49	38	60
Directors compensation	70	77	172	211
Advertising	118	108	213	195
Supplies	60	48	129	109
Expenses related to sale of loans	196	765	196	765
Other expenses	357	571	679	935
Total	$5,572	$6,497	$11,250	$12,016

Noninterest expense was $5.6 million for the quarter ended June 30, 2014 compared to $6.5 million for the quarter ended June 30, 2013, a decrease of $925,000, or 14.2%. Noninterest expense was $11.2 million for the six months ended June 30, 2014 compared to $12.0 million for the same period in 2013, a decrease of $766,000 or 6.4%.

The year-over-year quarterly decrease of $925,000 was primarily the result of decreases in: expenses related to loan sales of $569,000, or 74%, professional fees of $314,000, or 49.3%, and expenses and writedowns on foreclosed real estate of $72,000, or 28.7%, over the same period in 2013. These decreases were partially offset by increases in: occupancy expenses of $126,000, or 27.6%, and compensation, taxes and benefits of $77,000, or 2.7%.

For the comparable six month periods, noninterest expense decreased $766,000, or 6.4%, primarily due to the $569,000, or 74.4% decrease in expenses related to loan sales, decreased in professional fees of $454,000, or 35.0%, and decreases in expenses and writedowns on foreclosed real estate of $203,000, or 32.8%. These decreases were partially offset by increases in compensation, taxes and benefits of $416,000, or 7.5%, and in occupancy expenses of $178,000, or 18.8%

The $569,000 decrease in expenses related to loan sales was primarily attributable to higher transaction costs, such as delinquent property taxes, in the June 2013 loan sales. Professional fees were lower in 2014 due to a decline in expenses paid to loan review firms, outside attorneys and advisors and due to the decreased use of consultants utilized to staff previously vacant positions. Expenses and writedowns on foreclosed real estate decreased due to an increase in the sales of properties, resulting in lower property taxes and decreases in other costs of acquiring and maintaining foreclosed real estate. The increase in occupancy expenses were due to utilities and repairs and maintenance related to the harsh winter and an increase in property taxes. The increases in compensation were attributable to (i) the increased cost of replacing existing management, outsourced finance positions and other key staff with more experienced and skilled personnel; and (ii) increases in employee benefits and payroll taxes. Some of the increases in compensation were partially offset by a lower level of mortgage commissions during 2014 compared to 2013.

Income Tax Expense (Benefit). The Company has reported no tax provision for its pre-tax operating income for the quarter ended June 30, 2014 nor has the Company reported a tax benefit for the operating loss for the six month period. At June 30, 2014, there was a 100% valuation allowance on the deferred tax asset. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than not that some or all of the deferred tax assets will not be realized.

The valuation allowance was established during the year ended December 31, 2012, at which time the Company had $5.3 million in net deferred tax assets related to the provision for loan losses and current year operating losses. Management concluded that it was more likely-than-not that the Company would not be able to realize its deferred tax assets and accordingly has established a 100% valuation allowance equal to the net deferred tax asset balance at June 30, 2014. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, management’s conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

Management regularly analyzes the Company’s tax positions and at June 30, 2014, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of June 30, 2014, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal and Connecticut income taxes for the years 2010-2012.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Overview

Total assets were $512.1 million as of June 30, 2014, an increase of $25.3 million or 5.2%, from $486.8 million as of December 31, 2013. Loans receivable, gross, of $369.7 million decreased by $845,000, or 0.2%, and investment securities increased by $34.0 million, or 50.0%, partially offset by a decrease in cash and cash equivalents of $17.7 million, or 67.0%. The loan portfolio decreased during the period by type as follows: real estate loans decreased by $7.4 million, or 2.4%; commercial business loans decreased by $595,000, or 2.3%. These decreases were offset by an increase in consumer loans (mostly purchased indirect auto loans) of $7.2 million, or 24.5%. The net decrease in the loan portfolio was primarily due to the $10.4 million reduction from the loan sales in June 2014 and loans transferred to held for sale at June 30, 2014, which were sold in July 2014, contractual amortization, repayments, and charge offs, partially offset by new loan production.

Total liabilities were $453.4 million at June 30, 2014 compared to $428.5 million at December 31, 2013. Deposits decreased $4.9 million, or 1.2%, to $386.0 million at June 30, 2014 from $390.8 million at December 31, 2013. Between December 31, 2013 and June 30, 2014, core deposits (defined as all deposits other than certificates of deposit) of $233.6 million decreased $2.1 million in concert with a decrease of $2.9 million in certificates of deposit. Management attributes the slight decrease in deposits primarily to the seasonal needs of depositors. Advances from the FHLB increased by $28.9 million, from $25.3 million at December 31, 2013 to $54.2 million at June 30, 2014, primarily to fund the purchases of investment securities. Other borrowed funds decreased $206,000 to $4.0 million from $4.2 million over the same period.

Total stockholders’ equity was $58.7 million at June 30, 2014 compared to $58.2 million at December 31, 2013. The decrease in stockholders’ equity was due to the net loss of $715,000 for the six month period ended June 30, 2014 and an increase in unrealized gain in available for sale investment securities of $1.1 million.

Lending Activities

As indicated in the table below, total gross loans receivable decreased $845,000, or 0.2%, to $369.7 million at June 30, 2014 from $370.5 million at December 31, 2013.

	June 30,	December 31,
(Dollars in thousands)	2014	2013

Real estate loans:
One-to-four family	$182,031	$186,985
Multi-family and commercial real estate	121,511	123,134
Construction and land development	4,754	5,609
Total real estate loans	308,296	315,728

Commercial business loans	24,911	25,506
Consumer loans:
Home equity	28,080	26,960
Other consumer	8,383	2,321
Total consumer loans	36,463	29,281
Total loans	369,670	370,515

Less:
Allowance for loan losses	7,297	9,891
Deferred loan origination fees, net	49	56
Loans receivable, net	$362,324	$360,568

In June 2014, the Company offered for sale $11.4 million principal amount of primarily adversely classified loans (i.e. loans classified substandard or doubtful) in connection with its plan to reduce the level of classified loans. $4.9 million in commercial loans were sold in June 2014 in two separate transactions in which the financial assets transferred satisfied all of the criteria to be accounted for as sales of financial assets. The remaining loans (comprised of $2.9 million in mortgage loans and $3.1 million in commercial loans) were transferred to loans held for sale at June 30, 2014 because the loan sale process for these loans was in the process of completion pending final buyer due diligence in July 2014. The closing for the sale of these remaining loans occurred in July 2014. The carrying value of these loans held for sale was based on the final bid prices which, in the aggregate, amounted to approximately $4.0 million.

The impact of these two sale transactions and the writedown of the carrying value of these loans held for sale amounted to $1.8 million in net charge-offs against the Company’s allowance for loan losses and $196,000 in expenses related to the sale of loans.

These transactions resulted in a $10.2 million reduction in adversely classified loans.

Nonperforming Assets

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated:

	June 30,	December 31,
	2014	2013
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans	$3,528	$7,953
TDRs nonaccruing	2,020	5,430
Subtotal nonperforming loans	5,548	13,383
Foreclosed real estate	536	1,846
Total nonperforming assets	$6,084	$15,229

Total nonperforming loans to total loans	1.50%	3.61%

Total nonperforming assets to total assets	1.19%	3.13%

The following table shows the aggregate amounts of the Company’s adversely classified loans and criticized loans at the dates indicated:

	At June 30,	At December 31,
	2014	2013
Loans by risk grade:	(In thousands)
Special mention	$14,959	$32,409

Substandard	7,862	16,203
Doubtful	88	93
Subtotal - adversely classified loans	7,950	16,296
Total criticized loans	$22,909	$48,705

The balances of nonperforming loans decreased $7.9 million, or $59%, between December 31, 2013 and June 30, 2014. During this same period, the Bank’s adversely classified loans decreased by $8.3 million, or 51%. This significant improvement in the Company’s asset quality metrics was primarily attributable to the impact of the June 2014 loan sales comprised of $10.2 million in adversely classified loans of which $4.7 million were nonaccrual loans. In addition to the improvement in nonperforming loans, and adversely classified loans, the Company has also experienced a reduction of $17.5 million, or 54%, in its Special Mention loans during the first six months of 2014. The levels and trends of adversely classified loans, and to a certain extent, the trend in Special Mention loans, warrant and receive management oversight and focus in management’s estimates related to the allowance for loan losses. In certain cases, where appropriate, specific allowances have been established to account for the increased credit risk of these assets.

Allowance for Loan Losses and Asset Quality. The allowance for loan losses is a valuation allowance for the probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When an increase to the allowance is needed, a provision for loan losses is charged against earnings. The recommendations for increases or decreases to the allowance are presented by management to the board of directors on a quarterly basis.

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the six months ended June 30, 2014 and 2013:

	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
As of and for the Six Months
Ended June 30, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	306	51	(117)	(845)	(134)	(739)
Charge-offs	(541)	(1,306)	(148)	(74)	(13)	(2,082)
Recoveries	10	19	16	96	86	227
Balance at June 30, 2014	$1,624	$3,861	$869	$620	$323	$7,297
Allowance related to loans:
Individually evaluated for impairment	$56	$-	$21	$88	$10	$175
Collectively evaluated for impairment	1,568	3,861	848	532	313	7,122
	$1,624	$3,861	$869	$620	$323	$7,297

Ending loan balance individually evaluated for impairment	$4,061	$825	$1,272	$1,120	$397	$7,675
Ending loan balance collectively evaluated for impairment	177,970	120,686	3,482	23,791	36,066	361,995
Total loans	$182,031	$121,511	$4,754	$24,911	$36,463	$369,670

	Multi-Family and Commercial Real Estate
As of and for the Six Months	Investor one-to-four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Ended June 30, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$515	$1,034	$562	$856	$2,129	$5,097
Provision for loan losses	96	(64)	(93)	243	(132)	51
Charge-offs	(166)	(234)	-	(491)	(415)	(1,306)
Recoveries	-	-	-	-	19	19
Balance at June 30, 2014	$445	$736	$471	$608	$1,601	$3,861
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$445	$736	$471	$608	$1,601	$3,861

Ending loan balance individually evaluated for impairment	$554	$27	$205	$-	$39	$825
Ending loan balance collectively evaluated for impairment	18,614	27,245	26,932	18,931	28,964	120,686
Total loans	$19,168	$27,272	$27,137	$18,931	$29,003	$121,511

As of and for the Six Months Ended June 30, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Provision for loan losses	(423)	3,689	(277)	883	(22)	3,850
Charge-offs	(496)	(4,351)	(1,984)	(1,796)	(44)	(8,671)
Recoveries	-	590	102	374	1	1,067
Ending balance	$1,069	$4,820	$2,309	$2,186	$362	$10,746
Allowance related to loans:
Individually evaluated for impairment	$75	$138	$629	$681	$32	$1,555
Collectively evaluated for impairment	$994	$4,682	$1,680	$1,505	$330	$9,191

Ending loan balance individually evaluated for impairment	$6,092	$2,884	$5,622	$2,803	$550	$17,951
Ending loan balance collectively evaluated for impairment	199,593	126,905	5,678	25,204	26,795	384,175
Total loans	$205,685	$129,789	$11,300	$28,007	$27,345	$402,126

	Multi-Family and Commercial Real Estate
As of and for the Six Months Ended June 30, 2013	Investor one- to-four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$4,892
Provision for loan losses	-	-	-	-	-	3,689
Charge-offs	-	-	-	-	-	(4,351)
Recoveries	-	-	-	-	-	590
Ending Balance						4,820
Redistributed through segment expansion	526	818	421	519	2,536	4,820
Segment Ending Balance	$526	$818	$421	$519	$2,536	$4,820
Allowance related to loans:
Individually evaluated for impairment	$18	$-	$82	$-	$38	$138
Collectively evaluated for impairment	$508	$818	$339	$519	$2,498	$4,682

Ending loan balance individually evaluated for impairment	$1,198	$156	$356	$-	$1,174	$2,884
Ending loan balance collectively evaluated for impairment	16,109	33,449	23,039	21,792	32,516	126,905
Total loans	$17,307	$33,605	$23,395	$21,792	$33,690	$129,789

As of December 31, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$70	$23	$75	$105	$10	$283
Collectively evaluated for impairment	1,779	5,074	1,043	1,338	374	9,608
Total allowance	$1,849	$5,097	$1,118	$1,443	$384	$9,891

Ending loan balance individually evaluated for impairment	$7,001	$4,085	$1,854	$2,580	$579	$16,099
Ending loan balance collectively evaluated for impairment	179,984	119,049	3,755	22,926	28,702	354,416
Total loans	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Multi-Family and Commercial Real Estate
As of December 31, 2013	Investor one- to-four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$23
Collectively evaluated for impairment	515	1,034	563	833	2,129	5,074
Total allowance	$515	$1,034	$563	$856	$2,129	$5,097

Ending loan balance individually evaluated for impairment	$1,167	$565	$206	$547	$1,600	$4,085
Ending loan balance collectively evaluated for impairment	15,205	29,431	21,206	22,973	30,234	119,049
Total loans	$16,372	$29,996	$21,412	$23,520	$31,834	$123,134

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $8.7 million, including federal funds sold of $18,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $86.4 million at June 30, 2014. At June 30, 2014, the Bank had the ability to borrow a total of $80.6 million from the FHLB based on the collateral pledged, of which $54.2 million in borrowings was outstanding. The Bank also had other borrowed funds of $4.0 million in repurchase agreements with customers. In addition, the Bank had the ability to borrow $3.6 million from the Federal Reserve Bank Discount Window which was not utilized at June 30, 2014.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	June 30,	December 31,
(In thousands)	2014	2013
Commitments to extend credit:
Commercial real estate loan commitments	$19,256	$12,572
Unused home equity lines of credit	18,909	19,169
Commercial and industrial loan commitments	9,329	10,153
Amounts due on other commitments	10,416	6,618
Commercial letters of credit	1,132	1,371

Certificates of deposit due within one year of June 30, 2014 totaled $71.1 million, or 18.4% of total deposits. If these deposits do not remain with the Bank, the Bank will need to seek other sources of funds, including other certificates of deposit, FHLB advances or other borrowings, and its available lines of credit. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on these maturing certificates of deposit. Based on past experience, however, the Bank believes that a significant portion of our certificates of deposit will remain with us. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. Under the Agreement with the OCC, the Bank is restricted from declaring or paying any dividends or other capital distributions to the Company without prior written approval from the OCC. This provision relates to up streaming intercompany dividends or other capital distributions from the Bank to the Company. On a stand-alone basis, the Company had liquid assets of $2.9 million at June 30, 2014.

Effective June 4, 2013, the OCC imposed IMCRs on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-weighted assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the Agreement. The Bank exceeded the IMCRs at June 30, 2014, with a Tier 1 leverage ratio of 10.39% and a total risk-based capital ratio of 17.45%.

As a source of strength to its subsidiary bank, the Company has liquid assets which the Company could contribute to the Bank if needed to enhance the Bank’s capital levels. The Company’s liquid assets totaled approximately $2.9 million at June 30, 2014. If the Company had contributed those assets to the Bank as of June 30, 2014, the Bank would have had a Tier 1 leverage ratio of approximately 10.95%.

On May 21, 2013, the Company entered into a MOU with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the Federal Reserve Bank of Boston.

The following tables are summaries of the Company’s consolidated and the Bank’s actual capital amounts and ratios at June 30, 2014 and December 31, 2013 as computed under the regulatory guidelines.

At June 30, 2014	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$57,610	11.29%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	57,610	17.63%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	61,734	18.90%

The Bank
Tier 1 Leverage Capital (1)	$20,509	4.00%	$46,146	9.00%	$53,290	10.39%
Tier 1 Risk-Based Capital (2)	13,136	4.00%	N/A	N/A	53,290	16.19%
Total Risk-Based Capital (2)	26,273	8.00%	42,693	13.00%	57,445	17.45%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

At December 31, 2013	Adequately Capitalized Requirements		Individual Minimum Capital Requirements		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$58,323	11.98%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	58,323	18.21%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	62,399	19.49%

The Bank
Tier 1 Leverage Capital (1)	$19,545	4.00%	$43,977	9.00%	$53,946	11.04%
Tier 1 Risk-Based Capital (2)	12,891	4.00%	N/A	N/A	53,946	16.74%
Total Risk-Based Capital (2)	25,783	8.00%	41,897	13.00%	58,047	18.01%

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

For the three months ended June 30, 2014, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2014 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Act) that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 20, 2014, the court entered a scheduling order providing a period for completion of discovery and the filing of dispositive motions. A trial date has been set for March 3, 2015. However, on May 23, 2014, those deadlines were stayed by the court pending regulatory consideration of a settlement.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)        Not applicable.

(b)        Not applicable.

(c)        The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2014.

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

Naugatuck Valley Financial Corporation

Date: August 14, 2014	by: /s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2014	by: /s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)