Form 10-Q
period 2014-09-30
Naugatuck Valley Financial Corp
filed 2014-11-10
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

As of November 10, 2014, there were 7,002,208 shares of the registrant’s common stock outstanding.

1

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Statements of Financial Condition (unaudited)

(In thousands)	September 30, 2014	December 31, 2013

ASSETS
Cash and due from depository institutions	$9,238	$26,330
Federal funds sold	49	44
Cash and cash equivalents	9,287	26,374
Investment securities available-for-sale, at fair value	78,963	49,771
Investment securities held-to-maturity, at amortized cost	14,364	18,149
Loans held for sale	835	1,079
Loans receivable, net	357,249	360,568
Accrued income receivable	1,598	1,494
Foreclosed real estate	458	1,846
Premises and equipment, net	9,270	9,364
Bank owned life insurance	10,327	10,132
Federal Home Loan Bank ("FHLB") of Boston stock, at cost	4,548	5,444
Other assets	2,226	2,560
Total assets	$489,125	$486,781
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$376,911	$390,847
FHLB advances	46,556	25,293
Other borrowed funds	-	4,173
Mortgagors' escrow accounts	2,379	4,392
Other liabilities	3,846	3,842
Total liabilities	429,692	428,547
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at September 30, 2014 and December 31, 2013, respectively	70	70
Paid-in capital	58,776	58,757
Retained earnings	2,663	2,322
Unearned employee stock ownership plan ("ESOP") shares (326,751 shares at September 30, 2014 and December 31, 2013)	(2,824)	(2,824)
Treasury Stock, at cost (158 shares at September 30, 2014 and December 31, 2013)	(1)	(1)
Accumulated other comprehensive income (loss), net of tax	749	(90)
Total stockholders' equity	59,433	58,234
Total liabilities and stockholders' equity	$489,125	$486,781

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2014	2013	2014	2013

Interest income
Interest and fees on loans	$4,141	$4,416	$12,552	$14,488
Interest and dividends on investments and deposits	758	267	2,276	879
Total interest income	4,899	4,683	14,828	15,367
Interest expense
Interest on deposits	597	652	1,799	2,190
Interest on borrowed funds	188	173	530	716
Total interest expense	785	825	2,329	2,906
Net interest income	4,114	3,858	12,499	12,461
(Credit) provision for loan losses	(50)	300	(789)	4,150

Net interest income after provision\credit for loan losses	4,164	3,558	13,288	8,311
Noninterest income
Service charge income	186	195	535	555
Fees for other services	186	139	419	429
Mortgage banking income	486	212	762	1,107
Income from bank owned life insurance	66	71	195	211
Net gain (loss) on sale of investments	1,034	-	1,227	(4)
Income from investment advisory services, net	79	68	246	207
Other income	33	25	96	76
Total noninterest income	2,070	710	3,480	2,581
Noninterest expense
Compensation, taxes and benefits	2,879	3,046	8,868	8,620
Occupancy	568	466	1,692	1,413
Professional fees	420	312	1,263	1,608
FDIC insurance premiums	88	227	619	682
Insurance	175	149	436	430
Computer processing	343	335	1,039	966
Expenses on foreclosed real estate, net	63	96	441	655
Writedowns on foreclosed real estate	-	-	38	60
Directors' compensation	54	64	226	275
Advertising	101	115	314	310
Supplies	68	61	197	170
Expenses related to sale of loans	51	11	247	776
Other expenses	368	417	1,047	1,348
Total noninterest expense	5,178	5,299	16,427	17,313
Income (loss) before provision (benefit) for income taxes	1,056	(1,031)	341	(6,421)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	$1,056	$(1,031)	$341	$(6,421)
Earnings (loss) per common share - basic and diluted	$0.16	$(0.16)	$0.05	$(0.97)

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013

Net income (loss)	$1,056	$(1,031)	$341	$(6,421)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities	593	(550)	2,453	(1,289)
Reclassification adjustment for gain (loss) recognized in net income (loss) (1)	(1,034)	-	(1,227)	4
Other comprehensive income (loss) before tax effect	(441)	(550)	1,226	(1,285)
Income tax expense (benefit) related to items in other
comprehensive income (loss)	151	-	(387)	241
Other comprehensive income (loss), net of tax effect	(290)	(550)	839	(1,044)
Total comprehensive income (loss)	$766	$(1,581)	$1,180	$(7,465)

(1) Net gain (loss) on sale of investments is the affected line item in the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2014 and 2013 (unaudited)

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2013	$70	$58,757	$2,322	$(2,824)	$-	$(1)	$(90)	$58,234
Net income (loss)	-	-	341	-	-	-	-	341
Stock based compensation	-	19	-	-	-	-	-	19
Other comprehensive income (loss)	-	-	-	-	-	-	839	839

Balance at September 30, 2014	$70	$58,776	$2,663	$(2,824)	$-	$(1)	$749	$59,433

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2012	$70	$58,842	$11,164	$(3,143)	$(3)	$(1)	$(21)	$66,908
Net income (loss)	-	-	(6,421)	-	-	-	-	(6,421)
Stock based compensation	-	-	(3)	-	3	-	-	-
Other comprehensive income (loss)	-	-	-	-	-	-	(1,044)	(1,044)

Balance at September 30, 2013	$70	$58,842	$4,740	$(3,143)	$-	$(1)	$(1,065)	$59,443

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Cash flows from operating activities
Net income (loss)	$341	$(6,421)
Adjustments to reconcile net loss to cash provided by operating activities:
(Credit) provision for loan losses	(789)	4,150
Depreciation and amortization expense	566	515
Net loss on sales of foreclosed assets	60	68
Writedowns on foreclosed real estate	38	60
Gain on sale of mortgage servicing rights	(255)	-
Mortgage banking activity:
Gain on sales of mortgage loans	(441)	(852)
Mortgage loans originated for sale	(25,359)	(28,616)
Proceeds from sale of mortgage loans	26,044	31,576
Net amortization of investment premiums and discounts	4	344
Net gain on sale of investments	(1,227)	4
Stock-based compensation	19	-
Net change in:
Accrued income receivable	(104)	288
Deferred loan fees	(21)	(99)
Cash surrender value of life insurance	(195)	(211)
Other assets	(628)	1,309
Other liabilities	(383)	(644)
Net cash (used in)/provided by operating activities	(2,330)	1,471
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	27,403	3,555
Proceeds from sale of available-for-sale securities	18,124	749
Proceeds from maturities of held-to-maturity securities	3,644	6,030
Redemption of Federal Home Loan Bank stock	896	473
Purchase of available-for-sale securities	(72,129)	(10,207)
Loan originations net of principal payments	(842)	31,634
Purchase of premises and equipment	(472)	(169)
Proceeds from sale of mortgage servicing rights	1,217	-
Proceeds from the sale of commercial loans	4,580	-
Proceeds from the sale of foreclosed assets	1,681	674
Net cash (used in)/provided by investing activities	(15,898)	32,739
Cash flows from financing activities
Net change in time deposits	(8,041)	(21,065)
Net change in other deposit accounts	(5,895)	6,161
Proceeds from FHLB advances	47,500	-
Repayment of FHLB advances	(26,237)	(12,445)
Net change in mortgagors' escrow accounts	(2,013)	(2,279)
Change in other borrowings	(4,173)	(1,369)
Net cash provided by/(used in) financing activities	1,141	(30,997)
Net change in cash and cash equivalents	(17,087)	3,213
Cash and cash equivalents at beginning of period	26,374	23,229
Cash and cash equivalents at end of period	$9,287	$26,442
Supplementary disclosures of cash flow information:
Non-cash investing activities:
Transfer of loans to foreclosed assets	$391	$954
Transfer of loans to loans held for sale	$3,957	$-
Cash paid during the period for:
Interest	$2,313	$2,945
Unrealized gains (losses) on available for sale securities arising during the period	$1,226	$(1,285)

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain reclassifications have been made to the prior period amounts to conform with the September 30, 2014 consolidated financial statement presentation. These reclassifications only changed the reporting categories and did not affect the Company’s results of operations or financial position.

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

Revenue from Contracts with Customers (Topic 606). In May 2014, the FASB issued ASU 2014-09. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. The Company has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

NOTE 2 – REGULATORY MATTERS

Effective January 17, 2012, the Bank entered into a written Formal Agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”). The Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain operational areas of the Bank, including the following:

•	Restricts the Bank from declaring or paying any dividends or other capital distributions to the Company without prior written regulatory approval. This provision relates to upstreaming intercompany dividends or other capital distributions from the Bank to the Company.

•	Provide prior written notice to the OCC before appointing an individual to serve as a senior executive officer or as a director of the Bank.
•	Restricts the Bank from entering into, renewing, extending or revising any contractual arrangement relating to the compensation or benefits for any senior executive officer of the Bank, unless the Bank provides the OCC with prior written notice of the proposed transaction.
•	Subjects the Bank to six month financial and operational examination review. The most recent examination occurred in July 2014. The next scheduled review is expected in the first quarter 2015.

In April and May 2013, additional senior management team members were retained to assist the new CEO (who was hired in September 2012) to address the provisions of the Agreement.

The Agreement and each of its provisions will remain in effect until these provisions are amended in writing by mutual consent or waived in writing by the OCC or terminated in writing by the OCC.

The OCC regulations require savings institutions to maintain minimum levels of regulatory capital. Effective June 4, 2013, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-weighted assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the Agreement. The Bank exceeded the IMCRs at September 30, 2014, with a Tier 1 leverage ratio of 11.10% and a total risk-based capital ratio of 18.56%.

As a source of strength to its subsidiary bank, the Company had liquid assets of approximately $2.8 million at September 30, 2014, which the Company could contribute to the Bank if needed, to enhance the Bank’s capital levels. If the Company had contributed those assets to the Bank as of September 30, 2014, the Bank would have had a Tier 1 leverage ratio of approximately 11.58%.

On May 21, 2013, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the Federal Reserve Bank of Boston.

As a savings and loan holding company regulated by the Federal Reserve Board, the Company is not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five- year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The following tables are summaries of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at September 30, 2014 and December 31, 2013.

At September 30, 2014	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$58,684	12.03%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	58,684	18.78%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	62,627	20.04%
The Bank
Tier 1 Leverage Capital (1)	$19,592	4.00%	$44,082	9.00%	$54,379	11.10%
Tier 1 Risk-Based Capital (2)	12,573	4.00%	N/A	N/A	54,379	17.30%
Total Risk-Based Capital (2)	25,145	8.00%	40,861	13.00%	58,346	18.56%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

At December 31, 2013	Adequately Capitalized Requirements		Individual Minimum Capital Requirements		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$58,323	11.98%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	58,323	18.21%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	62,399	19.49%

The Bank
Tier 1 Leverage Capital (1)	$19,545	4.00%	$43,977	9.00%	$53,946	11.04%
Tier 1 Risk-Based Capital (2)	12,891	4.00%	N/A	N/A	53,946	16.74%
Total Risk-Based Capital (2)	25,783	8.00%	41,897	13.00%	58,047	18.01%
(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

As of September 30, 2014, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

NOTE 3 – INVESTMENT SECURITIES

At September 30, 2014, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$16,473	$171	$(1)	$16,643
U.S. Government agency mortgage-backed securities	40,385	820	(303)	40,902
U.S. Government agency collateralized mortgage obligations	13,146	203	-	13,349
Small Business Administration securitized pool of loans	1,976	48	-	2,024
Obligations of state and municipal subdivisions	5,348	189	-	5,537
Subtotal	77,328	1,431	(304)	78,455
Mutual fund - fixed income securities	500	8	-	508
Total available-for-sale securities	$77,828	$1,439	$(304)	$78,963

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$14,364	$176	$(12)	$14,528
Total held-to-maturity securities	$14,364	$176	$(12)	$14,528

At December 31, 2013, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$16,601	$35	$(130)	$16,506
U.S. Government agency mortgage-backed securities	22,874	527	(532)	22,869
U.S. Government agency collateralized mortgage obligations	3,736	11	(9)	3,738
Private label collateralized mortgage obligations	258	8	-	266
Subtotal	43,469	581	(671)	43,379
Auction-rate trust preferred securities	5,893	-	-	5,893
Mutual fund - Fixed Income securities	500	-	(1)	499

Total available-for-sale securities	$49,862	$581	$(672)	$49,771

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$18,149	$134	$(40)	$18,243

Total held-to-maturity securities	$18,149	$134	$(40)	$18,243

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014, and December 31, 2013:

At September 30, 2014	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency obligations	$1,999	$1	$-	$-	$1,999	$1
U.S. Government agency mortgage-backed securities	16,815	293	1,756	10	18,571	303
Total securities in unrealized loss position	$18,814	$294	$1,756	$10	$20,570	$304

At December 31, 2013	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency obligations	$9,865	$130	$-	$-	$9,865	$130
U.S. Government agency mortgage-backed securities	8,075	531	65	1	8,140	532
U.S. Government agency collateralized mortgage obligations	3,228	9	-	-	3,228	9
Mutual fund - fixed income securities	499	1	-	-	499	1
Total securities in unrealized loss position	$21,667	$671	$65	$1	$21,732	$672

The amortized cost and fair value of securities at September 30, 2014 and December 31, 2013, by expected maturity, are set forth below. Actual maturities of mortgage-backed securities and collateralized mortgage obligations may differ from contractual maturities because the mortgages underlying the securities may be prepaid or called with or without call or prepayment penalties. Because these securities are not due at a single maturity date, the maturity information is not presented.

	Available-for-Sale		Held-to-Maturity
At September 30, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agency mortgage-backed securities	$40,385	$40,902	$14,364	$14,528
U.S. Government agency collateralized mortgage obligations	13,146	13,349	-	-
Small Business Administration securitized pool of loans	1,976	2,024	-	-
Mutual fund - fixed income securities	500	508	-	-
Subtotal	56,007	56,783	14,364	14,528
Securities with Fixed Maturities:
Due in one year or less	-	-	-	-
Due after one year through five years	2,961	2,983	-	-
Due after five years through ten years	6,895	1,900	-	-
Due after ten years	11,965	17,297	-	-
Subtotal	21,821	22,180	-	-
Total	$77,828	$78,963	$14,364	$14,528

	Available-for-Sale		Held-to-Maturity
At December 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agency mortgage-backed securities	$22,874	$22,869	$18,149	$18,243
U.S. Government agency collateralized mortgage obligations	3,736	3,738	-	-
Private label collateralized mortgage obligations	258	266	-	-
Mutual fund - fixed income securities	500	499	-	-
Subtotal	27,368	27,372	18,149	18,243
Securities with Fixed Maturities:
Due in one year or less			-	-
Due after one year through five years	6,606	6,641	-	-
Due after five years through ten years	9,995	9,865	-	-
Due after ten years	5,893	5,893	-	-
Subtotal	22,494	22,399	-	-
Total	$49,862	$49,771	$18,149	$18,243

As of September 30, 2014 and December 31, 2013, securities with an amortized cost of $17.90 million and $19.53 million, respectively, and a fair value of $18.96 million and $19.67 million, respectively, were pledged as collateral to secure municipal deposits and repurchase agreements.

NOTE 4 – LOANS RECEIVABLE

A summary of loans receivable at September 30, 2014 and December 31, 2013 is as follows:

	September 30,	December 31,
(In thousands)	2014	2013

Real estate loans:
One-to-four family	$179,077	$186,985
Multi-family and commercial real estate	118,435	123,134
Construction and land development	5,042	5,609
Total real estate loans	302,554	315,728

Commercial business loans	24,825	25,506
Consumer loans:
Home equity	28,220	26,960
Other consumer	8,656	2,321
Total consumer loans	36,876	29,281
Total loans	364,255	370,515

Less:
Allowance for loan losses	6,971	9,891
Deferred loan origination fees, net	35	56
Loans receivable, net	$357,249	$360,568

In June 2014, the Company offered for sale $11.4 million principal amount of primarily adversely classified loans (i.e. loans classified substandard or doubtful) in connection with its plan to reduce the level of classified loans. $4.9 million of commercial loans were sold in June 2014 in two separate transactions in which the financial assets transferred satisfied all of the criteria to be accounted for as sales of financial assets. The remaining loans (comprised of $2.9 million in mortgage loans and $3.1 million in commercial loans) were transferred to Loans held for sale at June 30, 2014 and sold in July 2014.

The impact of these two sale transactions and the writedown of the carrying value of these loans held for sale amounted to $247,000 in expenses on the sale of loans and $1.7 million in net charge-offs against the Company’s allowance for loan losses.

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

During the second quarter of 2013, management analyzed the risk concentration within the loan portfolio. As a result of this analysis, the loan portfolio was further disaggregated by expanding the number of loan segments from six segments to ten segments as of September 30, 2013. The commercial real estate loan segment, the second largest grouping of loans after one-to-four family owner occupied loans, was expanded into five segments to increase the granularity of analysis of the risks inherent in the loans in these segments. The expanded commercial loan segments are: investor owned one-to-four family and multi-family properties, industrial and warehouse properties, office buildings, retail properties and special use properties.

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

The following tables are a summary of the loan portfolio credit quality indicators, by loan class, as of September 30, 2014 and December 31, 2013:

	Credit Risk Profile by Internally Assigned Grade:
September 30, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Risk Rating:
Pass	$175,542	$107,127	$3,839	$21,021	$36,360	$343,889
Special Mention	759	9,698	305	2,369	263	13,394
Substandard:
- Accruing	204	953	-	383	41	1,581
- Nonaccruing	2,572	657	898	719	212	5,058
Subtotal - substandard	2,776	1,610	898	1,102	253	6,639
Doubtful	-	-	-	333	-	333
Total	$179,077	$118,435	$5,042	$24,825	$36,876	$364,255

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
September 30, 2014	Investor Owned One-to-Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
(In thousands)
Risk Rating:
Pass	$19,456	$24,063	$20,333	$17,093	$26,182	$107,127
Special Mention	2,043	3,632	1,619	282	2,122	9,698
Substandard:
- Accruing	-	-	457	152	344	953
- Nonaccruing	389	25	205	-	38	657
Subtotal - substandard	389	25	662	152	382	1,610
Doubtful	-	-	-	-	-	-
Total	$21,888	$27,720	$22,614	$17,527	$28,686	$118,435

	Credit Risk Profile by Internally Assigned Grade:
December 31, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Risk Rating:
Pass	$180,704	$90,462	$3,102	$18,939	$28,603	$321,810
Special Mention	500	26,832	946	3,869	262	32,409
Substandard:
- Accruing	349	2,470	-	-	94	2,913
- Nonaccruing (1)	5,432	3,370	1,561	2,605	322	13,290
Subtotal - substandard	5,781	5,840	1,561	2,605	416	16,203
Doubtful	-	-	-	93	-	93
Total	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
December 31, 2013	Investor Owned One-to-Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
(In thousands)
Risk Rating:
Pass	$10,682	$21,500	$16,821	$16,250	$25,209	$90,462
Special Mention	4,523	7,310	4,015	6,130	4,854	26,832
Substandard:
- Accruing	-	1,155	370	457	488	2,470
- Nonaccruing (1)	1,167	31	206	682	1,284	3,370
Subtotal - substandard	1,167	1,186	576	1,139	1,772	5,840
Doubtful	-	-	-	-	-	-
Total	$16,372	$29,996	$21,412	$23,519	$31,835	$123,134

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

Loans, including troubled debt restructurings (“TDRs”), are automatically placed on nonaccrual status when payment of principal or interest is more than 90 days delinquent. Loans may also be placed on nonaccrual status if collection of principal or interest in full, or in part, is in doubt or if the loan has been restructured. When loans are placed on nonaccrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan’s payment status is current for a reasonable period of time (usually six consecutive months) to establish a reliable assessment of collectability.

The following tables set forth certain information with respect to our loan portfolio delinquencies, by loan class, as of September 30, 2014 and December 31, 2013:

	Delinquencies
As of September 30, 2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans
One-to-four family	$181	$-	$2,336	$2,517	$176,560	$179,077	$-
Construction and land development	-	-	898	898	4,144	5,042	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family	396	-	389	785	21,103	21,888	-
Industrial and Warehouse	2,865	-	-	2,865	24,855	27,720	-
Office buildings	644	-	206	850	21,764	22,614	-
Retail properties	-	-	-	-	17,527	17,527	-
Special use properties	-	-	-	-	28,686	28,686	-
Subtotal Multi-family and commercial real estate	3,905	-	595	4,500	113,935	118,435	-
Commercial business loans	114	47	832	993	23,832	24,825	-
Consumer loans:
Home equity loans	363	111	96	570	27,650	28,220	-
Other consumer loans	3	3	-	6	8,650	8,656	-
Subtotal Consumer	366	114	96	576	36,300	36,876	-
Total	$4,566	$161	$4,757	$9,484	$354,771	$364,255	$-

	Delinquencies
As of December 31, 2013	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans
One-to-four family	$1,217	$397	$2,564	$4,178	$182,807	$186,985	$-
Construction and land development	970	538	1,799	3,307	2,302	5,609	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family	861	-	621	1,482	14,890	16,372	-
Industrial and Warehouse	-	-	32	32	29,964	29,996	-
Office buildings	-	108	206	314	21,098	21,412	-
Retail properties	423	-	-	423	23,096	23,519	-
Special use properties	346	-	169	515	31,320	31,835	-
Subtotal Multi-family and commercial real estate	1,630	108	1,028	2,766	120,368	123,134	-
Commercial business loans	487	153	1,598	2,238	23,268	25,506	-
Consumer loans:
Home equity loans	155	28	142	325	26,635	26,960	-
Other consumer loans	2	3	-	5	2,316	2,321	-
Subtotal Consumer	157	31	142	330	28,951	29,281	-
Total	$4,461	$1,227	$7,131	$12,819	$357,696	$370,515	$-

Impaired loans and nonperforming assets

The following table sets forth certain information with respect to our nonperforming assets as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Nonperforming Assets	(In thousands)
Nonaccrual loans	$3,748	$7,953
TDRs nonaccruing	1,643	5,430
Subtotal nonperforming loans	5,391	13,383
Foreclosed real estate	458	1,846
Total nonperforming assets	$5,849	$15,229

Total nonperforming loans to total loans	1.48%	3.61%

Total nonperforming assets to total assets	1.20%	3.13%

Nonperforming loans (defined as nonaccrual loans and nonperforming TDRs) totaled $5.4 million at September 30, 2014 compared to $13.4 million at December 31, 2013, a decrease of $8.0 million. Of the loans sold in June and July 2014, there were $4.7 million in nonaccruing loans. The amount of income that was contractually due but not recognized on nonperforming loans totaled $31,000 and $258,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

At September 30, 2014, the Company had 38 loans on nonaccrual status of which 12 were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

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

The following tables summarize impaired loans by portfolio segment as of September 30, 2014 and December 31, 2013:

As of September 30, 2014	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
			(In thousands)
Real estate loans
One-to four-family	$3,051	$1,364	$4,415	$4,767	$26
Construction and land development	898	-	898	1,193	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	389	-	389	395	-
Industrial and warehouse properties	25	-	25	29	-
Office buildings	206	-	206	404	-
Retail properties	-	-	-	-	-
Special use properties	37	-	37	51	-
Subtotal	657	-	657	879	-
Commercial business loans	798	435	1,233	1,358	97
Consumer loans	284	230	514	544	8
Total impaired loans	$5,688	$2,029	$7,717	$8,741	$131

As of December 31, 2013	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
			(In thousands)
Real estate loans
One-to four-family	$4,570	$2,431	$7,001	$7,734	$70
Construction and land development	1,405	449	1,854	2,424	75
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	1,167	-	1,167	1,274	-
Industrial and warehouse properties	565	-	565	567	-
Office buildings	206	-	206	405	-
Retail properties	158	389	547	621	23
Special use properties	1,600	-	1,600	2,086	-
Subtotal	3,696	389	4,085	4,953	23
Commercial business loans	1,996	584	2,580	2,693	105
Consumer loans	412	167	579	805	10
Total impaired loans	$12,079	$4,020	$16,099	$18,609	$283

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

The following table relates to interest income recognized by segment of impaired loans for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized
		(In thousands)
Real estate loans
One-to four-family	$5,567	$237	$6,896	$144
Construction	1,400	9	3,953	6
Multi-family and commercial real estate	2,109	111	5,529	41
Commercial business loans	1,554	85	556	45
Consumer loans	498	17	696	15
Total	$11,128	$459	$17,630	$251

Interest payments received on nonaccrual loans are accounted for on the cash-basis method or the cost recovery method until qualifying for return to accrual status. The table above shows the interest income recognized on nonaccrual loans on the cash-basis method. Under the cost recovery method, the interest payment is applied to the principal balance of the loan. For the nine month periods ended September 30, 2014 and 2013, the amount of interest payments applied to principal under the cost recovery method was $37,000 and $266,000, respectively.

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

The recorded investment balance of performing and nonperforming TDRs as of September 30, 2014 and December 31, 2013 are as follows:

(In thousands)	As of September 30, 2014	As of December 31, 2013
Aggregate recorded investment of impaired loans performing under terms modified through a troubled debt restructuring:
Performing (1)	$2,400	$4,195
Nonperforming (2)	1,466	3,051
Total	$3,866	$7,246

(1)	Of the $2,400,000 in TDRs which were performing under the modified terms of their agreements at September 30, 2014, there were $218,000 in TDRs that remain on nonaccrual status because these TDRs have not yet demonstrated the requisite period of sustained performance. The combination of the $218,000 performing TDRs and the $1,425,000 nonperforming TDRs on nonaccrual status at September 30, 2014 equal the $1,643,000 in TDRs that were on nonaccrual status at September 30, 2014.

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

(2)	Of the $1,466,000 in TDRs that were not performing under the modified terms of their agreements at September 30, 2014, all of these loans, except for one loan in the amount of $41,000, were on nonaccrual status.

All of the $3,051,000 in TDRs which were not performing under the modified terms of their agreements at December 31, 2013, were on nonaccrual status.

As illustrated in the table below, during the nine months ended September 30, 2014, the following concessions were made on nine loans totaling $602,000 (measured as a percentage of loan balances on TDRs):

•	Deferral of principal payments for 72.9% (4 loans for $439,000);
•	Reduced interest rate for 10.8% (4 loans for $65,000); and
•	Extension of payment terms for 16.3% (1 loan for $98,000).

The following tables present a breakdown of the type of concessions made by loan class during the nine months ended September 30, 2014 and September 30, 2013:

	For the Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%
Below market interest rate:
Real estate loans:
One-to-four family	1	$35	$35	5.8%
Commercial business loans	3	30	30	5.0%
Subtotal	4	65	65	10.8%

Extended payment terms:
Commercial business loans	1	98	98	16.3%
Subtotal	1	98	98	16.3%

Principal payments deferred:
Consumer loans - home equity	1	28	28	4.7%
Real estate loans:
One-to-four family	3	411	411	68.2%
Subtotal	4	439	439	72.9%

Grand Totals	9	$602	$602	100.0%

	For the Nine Months Ended September 30, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%
Below market interest rate:
Consumer-home equity	1	$51	$51	1.7%

Extended payment terms:
Real estate loans:
One-to-four family	2	343	350	11.6%
Commercial real estate loans	4	225	271	8.9%
Commercial business loans	5	1,087	1,097	36.2%
Subtotals	11	1,655	1,718	56.7%

Principal payments deferred:
Real estate loans:
One-to-four family	4	1,091	1,091	36.0%
Commercial real estate loans	1	170	170	5.6%
Subtotals	5	1,261	1,261	41.6%

Grand Totals	17	$2,967	$3,030	100.0%

The majority of the Bank’s TDRs are a result of principal payment deferrals to troubled credits which have already been adversely classified. The Bank grants such consessions to reassess the borrower’s financial status and to develop a plan for repayment. These modifications did not have a material effect on the Company.

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

There were no TDRs that had been modified during the previous twelve months ended September 30, 2014 that subsequently defaulted or were charged off during the three months ended September 30, 2014.

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

The ALLL balance decreased from $9.89 million at December 31, 2013 to $6.97 million at September 30, 2014, a decrease of $2.92 million, or 29.5%. The decrease was primarily the result of chargeoffs of $2.4 million and a $789,000 credit provision for loan losses in the nine months ended September 30, 2014. The decrease in the ALLL was consistent with the improvement in the Bank’s asset quality trends during this nine month period. The Bank’s nonperforming loans decreased $8.0 million, or 60%, for the nine months ended September 30, 2014. The Bank’s adversely classified loans decreased $9.3 million, or 57%, for the nine months ended September 30, 2014, primarily attributable to the more aggressive workout efforts during the nine month period ended September 30, 2014. This improvement in adversely classified loans was a continuation of a trend initiated in mid-year 2013 as well as the sale of $10.2 million in adversely classified loans in June and July 2014.

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

The Company also believes it has significantly improved its risk grades (and its risk grading process) over the past eighteen months during which the new executive management team has been in place at the Bank. The improvement in the Company’s asset quality metrics has been the result of increased workout efforts and the sales of adversely classified loans in June 2013 and in June and July 2014.

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

The following tables set forth the balance of and transactions in the allowance for loan losses at September 30, 2014, December 31, 2013 and September 30, 2013, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by loans evaluated for impairment individually and collectively.

As of and for the Nine Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended September 30, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	326	(205)	(23)	(757)	(130)	(789)
Charge-offs	(541)	(1,306)	(442)	(133)	(13)	(2,435)
Recoveries	10	25	44	139	86	304
Balance at September 30, 2014	$1,644	$3,611	$697	$692	$327	$6,971
Allowance related to loans:
Individually evaluated for impairment	$26	$-	$-	$97	$8	$131
Collectively evaluated for impairment	1,618	3,611	697	595	319	6,840
Total allowance	$1,644	$3,611	$697	$692	$327	$6,971

Ending loan balance individually evaluated for impairment	$4,415	$657	$898	$1,233	$514	$7,717
Ending loan balance collectively evaluated for impairment	174,662	117,778	4,144	23,592	36,362	356,538
Total loans	$179,077	$118,435	$5,042	$24,825	$36,876	$364,255

	Multi-Family and Commercial Real Estate
As of and for the Nine Months	Investor one- to-four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
Ended September 30, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$515	$1,034	$563	$856	$2,129	$5,097
Provision for loan losses	136	(60)	(187)	185	(279)	(205)
Charge-offs	(166)	(234)	-	(491)	(415)	(1,306)
Recoveries	1	5	-	-	19	25
Balance at September 30, 2014	$486	$745	$376	$550	$1,454	$3,611
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	486	745	376	550	1,454	3,611
Total allowance	$486	$745	$376	$550	$1,454	$3,611

Ending loan balance individually evaluated for impairment	$389	$25	$206	$-	$37	$657
Ending loan balance collectively evaluated for impairment	21,499	27,695	22,408	17,527	28,649	117,778
Total loans	$21,888	$27,720	$22,614	$17,527	$28,686	$118,435

As of and for the Nine Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended September 30, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Provision for loan losses	34	4,117	(570)	526	43	4,150
Charge-offs	(585)	(4,418)	(2,147)	(1,808)	(55)	(9,013)
Recoveries	-	590	102	514	5	1,211
Ending balance	$1,437	$5,181	$1,853	$1,957	$420	$10,848
Allowance related to loans:
Individually evaluated for impairment	$55	$155	$570	$590	$16	$1,386
Collectively evaluated for impairment	1,382	5,026	1,283	1,367	404	9,462
Total allowance	$1,437	$5,181	$1,853	$1,957	$420	$10,848

Ending loan balance individually evaluated for impairment	$6,823	$3,230	$3,923	$2,810	$685	$17,471
Ending loan balance collectively evaluated for impairment	194,929	122,516	5,606	23,792	27,578	374,421
Total loans	$201,752	$125,746	$9,529	$26,602	$28,263	$391,892

	Multi-Family and Commercial Real Estate
As of and for the Nine Months	Investor one- to-four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
Ended September 30, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$4,892
Provision for loan losses	-	-	-	-	-	3,689
Charge-offs	-	-	-	-	-	(4,351)
Recoveries	-	-	-	-	-	590
Ending Balance						4,820
Redistributed through segment expansion	526	818	421	519	2,536	4,820
Segment ending balance as of June 30, 2013	$526	$818	$421	$519	$2,536	$4,820

Provision for loan losses in third quarter	$(48)	$150	$33	$186	$107	$428
Chargeoffs in third quarter	-	-	-	(67)	-	(67)
Recoveries in third quarter	-	-	-	-	-	-
Segment ending balance as of September 30, 2013	$478	$968	$454	$638	$2,643	$5,181
Allowance related to loans:
Individually evaluated for impairment	$22	$6	$75	$34	$18	$155
Collectively evaluated for impairment	456	962	379	604	2,625	5,026
Total allowance	$478	$968	$454	$638	$2,643	$5,181

Ending loan balance individually evaluated for impairment	$1,182	$155	$350	$400	$1,143	$3,230
Ending loan balance collectively evaluated for impairment	15,232	32,288	21,799	21,324	31,873	122,516
Total loans	$16,414	$32,443	$22,149	$21,724	$33,016	$125,746

As of and for the Year	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended December 31, 2013
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$70	$23	$75	$105	$10	$283
Collectively evaluated for impairment	1,779	5,074	1,043	1,338	374	9,608
Total allowance	$1,849	$5,097	$1,118	$1,443	$384	$9,891

Ending loan balance individually evaluated for impairment	$7,001	$4,085	$1,854	$2,580	$579	$16,099
Ending loan balance collectively evaluated for impairment	179,984	119,049	3,755	22,926	28,702	354,416
Total loans	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Multi-Family and Commercial Real Estate
As of and for the Year	Investor one- to-four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
Ended December 31, 2013
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$23
Collectively evaluated for impairment	515	1,034	563	833	2,129	5,074
Total allowance	$515	$1,034	$563	$856	$2,129	$5,097

Ending loan balance individually evaluated for impairment	$1,167	$565	$206	$547	$1,600	$4,085
Ending loan balance collectively evaluated for impairment	15,205	29,431	21,206	22,973	30,234	119,049
Total loans	$16,372	$29,996	$21,412	$23,520	$31,834	$123,134

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

NOTE 5 - MORTGAGE BANKING ACTIVITY

Mortgage banking includes three components: (1) the origination of residential mortgage loans for sale in the secondary market, (2) the servicing of mortgage loans sold to investors, and (3) the sale of mortgage servicing rights. The following represents the Company’s noninterest income derived from these activities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Gain on sales of mortgage loans	$170	$124	$441	$852
Gain on sale of mortgage servicing rights	255	-	255	-
Mortgage servicing income	61	88	66	255
Total	$486	$212	$762	$1,107

The Bank originates government sponsored residential mortgage loans which are sold servicing released. The Bank also originates conventional residential mortgage loans for its portfolio and for sale, both on a servicing rights retained and released basis. The significant increase in the Bank’s mortgage banking income for the three month period ended September 30, 2014 compared to the same period in 2013 is due to the sale of mortgage servicing rights detailed below. The significant decline in the Bank’s mortgage servicing income for the nine month period in 2014 compared with the same period in 2013 was the result of the Bank selling most of their loans on the secondary market on a servicing released basis such that the amortization of the existing mortgage servicing rights significantly exceeded the value of the newly capitalized mortgage servicing rights as shown in the table below.

As of August 29, 2014, the Company sold its mortgage servicing rights with a book value of approximately $948,000 relating to loans previously sold to and serviced for Federal Home Loan Mortgage Company (“Freddie Mac”) of approximately $134.8 million to another financial institution. This transaction closed on September 18, 2014 with a servicing transfer date of October 16, 2014 and satisfied all of the criteria to be accounted for as a sale of financial assets as of September 30, 2014. Other than acting as interim subservicer between the sale date and the servicing transfer date, the Company does not have any continuing involvement with these financial assets. The Company will have potential repurchase exposure on these underlying mortgage loans based on investor demands related to facts and circumstances which may have pre-dated this transaction. After considering an estimated repurchase liability of $77,000 for any payoffs within the 90 day period subsequent to August 29, 2014, the gain on sale of mortgage servicing rights amounted to $255,000 as shown in the table above.

The balance of mortgage-servicing rights, included in other assets, and the changes therein for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
(In thousands)	2014	2013	2014	2013
Beginning balance	$912	$1,169	$1,093	$1,039
Servicing rights capitalized	36	69	36	341
Amortization of servicing rights	-	(83)	(195)	(279)
Periodic impairment	-	(33)	14	21
Servicing rights sale	(948)	-	(948)	-
Balance at the end of the period	$-	$1,122	$-	$1,122

NOTE 6 – FORECLOSED REAL ESTATE

Changes in foreclosed real estate during the three and nine months ended September 30, 2014 and September 30, 2013 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Beginning balance	$536	$234	$1,846	$735
Additions	-	707	391	954
Proceeds from dispositions	(77)	(51)	(1,681)	(674)
Gain (loss) on sales	(1)	(3)	(60)	(68)
Writedowns	-	-	(38)	(60)
Balance at end of period	$458	$887	$458	$887

At September 30, 2014, the Bank held four properties consisting of three single family residences and one unimproved parcel zoned as residential.

The Company records the gain (loss) on sale of foreclosed real estate in the expenses on foreclosed properties, net category along with expenses for acquiring and maintaining foreclosed real estate properties.

NOTE 7 – DEPOSITS

A summary of deposits at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014		December 31, 2013
(In thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$69,028	18.3%	$69,147	17.7%
Interest bearing deposits
Now accounts and money market accounts	51,125	13.6%	49,514	12.7%
Savings accounts	109,617	29.1%	117,004	29.9%
Certificates of deposit	147,141	39.0%	155,182	39.7%
Total interest bearing deposits	307,883	81.7%	321,700	82.3%
Total deposits	$376,911	100.0%	$390,847	100.0%

Scheduled maturities of certificates of deposit are as follows:

(In thousands)	At September 30, 2014	At December 31, 2013
Through twelve months	$59,366	$74,268
Twelve months through three years	74,818	50,858
Over three years	12,957	30,056
	$147,141	$155,182

The aggregate amount of individual certificate of deposit accounts of $100,000 or more at September 30, 2014 and December 31, 2013 was $60.9 million and $62.5 million, respectively. Deposits up to $250,000 are federally insured through the Federal Deposit Insurance Corporation (“FDIC”). The aggregate amount of individual certificate of deposit accounts of $250,000 or more at September 30, 2014 and December 31, 2013 was $13.7 million and $11.5 million, respectively.

NOTE 8 – FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At September 30, 2014, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The following table presents certain information regarding our FHLB advances during the periods or at the dates indicated.

	At September 30, 2014		At December 31, 2013
		Weighted		Weighted
	Amount	Average	Amount	Average
(Dollars in thousands)	Due	Cost	Due	Cost
Year of maturity: (1)
2014	$2,882	1.45%	$1,377	2.64%
2015	5,528	0.67%	1,500	0.80%
2016	13,717	0.85%	2,800	0.90%
2017 - 2021	23,248	2.23%	18,368	2.56%
2022 - 2026	590	0.27%	638	0.27%
2027 - 2029	591	-	610	-

Total FHLB advances	$46,556	1.54%	$25,293	2.16%

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

NOTE 9 – OTHER BORROWED FUNDS

The Bank utilized securities sold under agreements to repurchase to accommodate its customers’ needs to invest funds short term and as a source of borrowings. The Bank eliminated the repurchase agreement product type in July 2014. This option is no longer available to our customers.

The following table presents certain information regarding our repurchase agreements during the year to date periods or at the dates indicated.

	At or for the year to date period ended
(Dollars in thousands)	September 30, 2014	December 31, 2013

Maximum amount of advances outstanding during the period	$8,355	$21,256

Average advances outstanding during the period	$5,686	$10,866

Weighted average interest rate during the period	0.01%	0.24%

Balance outstanding at end of period	$-	$4,173

Weighted average interest rate at end of period	0.00%	0.01%

The Bank maintains a credit facility with the Federal Reserve Bank of Boston for which certain assets are pledged to secure such borrowings. As of September 30, 2014 and December 31, 2013, there were no borrowings outstanding under this facility. In addition, the Federal Reserve Bank of Boston, as one of the Bank’s correspondent banks, requires the Bank to pledge at least $1 million in loans and/or investment securities for potential daylight overdraft exposure. At September 30, 2014 and December 31, 2013, the Bank had $7.5 million and $3.4 million, respectively, in commercial real estate loans pledged with the Federal Reserve Bank of Boston.

At September 30, 2014, the Bank had reserve requirements with the Federal Reserve Bank of Boston amounting to $3.4 million. In addition to the Bank’s $2.4 million in vault cash, the use of $1.0 million in balances held at the Federal Reserve Bank of Boston was restricted to meet these reserve requirements.

NOTE 10 – STOCKHOLDERS’ EQUITY

Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the three and nine months ended September 30, 2014, anti-dilutive options excluded from the calculations totaled 97,163 options (with an exercise price of $11.12 per share), and 3,392 options (with an exercise price of $12.51 per share). For the three and nine months ended September 30, 2013, anti-dilutive options excluded from the calculations totaled 229,764 options (with an exercise price of $11.12 per share) and 4,290 options (with an exercise price of $12.51 per share), respectively. Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(in thousands except for per share data)
Net income (loss)	$1,056	$(1,031)	$341	$(6,421)

Weighted-average common shares outstanding:
Basic	6,675,457	6,643,093	6,675,457	6,643,093
Diluted	6,680,475	6,643,093	6,677,441	6,643,093

Earnings loss per common share:
Basic	$0.16	$(0.16)	$0.05	$(0.97)
Diluted	$0.16	$(0.16)	$0.05	$(0.97)

Dividends

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. Due to current regulatory restrictions, the Company is not allowed to pay dividends to the Company’s shareholders and the Bank is not allowed to pay dividends to the Company.

NOTE 11 – STOCK BASED COMPENSATION

Both stock options and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant. The Company records stock-based compensation expense related to outstanding stock options and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. Stock options expire ten years after the date of the grant.

Stock option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

A summary of the status of outstanding stock options at September 30, 2014 and changes therein was as follows:

	2014
	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	119,786	$11.18
Granted	110,000	7.74
Forfeited	(19,231)	11.17
Exercised	-	-
Expired	-	-
Options outstanding at September 30, 2014	210,555	$9.38

Options exercisable at September 30, 2014	100,555	$11.17

Weighted-average fair value of options granted during the year		$2.55

The exercise price and weighted average remaining contractual life in years for all options outstanding at September 30, 2014 are detailed below.

Outstanding as of September 30, 2014	Exercise Price	Weighted Average Remaining Contractual Life (in years)
97,163	$11.12	0.8
3,392	$12.51	1.5
110,000	$7.74	9.7
210,555

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

The Company recorded stock-based compensation expense of $16,716 and $18,700 for the three and nine months ended September 30, 2014. At September 30, 2014 the Company has unrecognized option expense of $261,800 to be recognized over the remaining vesting period of the options.

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

Financial instruments whose contractual amounts represent credit risk at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Commitments to extend credit:
Commercial real estate loan commitments	$17,682	$12,572
Unused home equity lines of credit	18,441	19,169
Commercial and industrial loan commitments	12,272	10,153
Amounts due on other commitments	6,810	6,618
Commercial letters of credit	1,057	1,371

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

Mortgage servicing assets—The fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company does not record these assets at fair value on a recurring basis. Servicing assets are classified as Level 2 within the fair value hierarchy. These assets were sold during the third quarter of 2014 and are not included on the Company’s balance sheet as of September 30, 2014.

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

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of September 30, 2014 and December 31, 2013:

		September 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy Level	Value	Value	Value	Value

Financial Assets
Cash and cash equivalents	Level 1	$9,287	$9,287	$26,374	$26,374
Investment securities, available-for-sale:
Mutual fund -fixed income securities	Level 1	508	508	499	499
Other	Level 2	78,455	78,455	49,272	49,272
Investment securities, held-to-maturity	Level 2	14,364	14,528	18,149	18,243
Loans held for sale	Level 2	835	835	1,079	1,079
Loans receivable, net:
Performing	Level 2	349,532	352,333	344,469	347,496
Impaired	Level 3	7,717	7,586	16,099	15,816
Accrued interest receivable	Level 1	1,598	1,598	1,494	1,494
Mortgage servicing assets	Level 3	-	-	1,093	1,598
FHLB Stock	Level 3	4,548	4,548	5,444	5,444
Financial Liabilities
Demand deposits, savings, Now and money market deposits	Level 1	229,770	229,770	235,665	235,665
Time deposits	Level 2	147,141	149,874	155,182	157,591
FHLB advances	Level 2	46,556	47,147	25,293	25,942
Borrowed funds	Level 2	-	-	4,173	4,173
Mortgagors' escrow accounts	Level 2	2,379	2,379	4,392	4,392
Accrued interest payable	Level 1	67	67	51	51

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of September 30, 2014 and December 31, 2013 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such dates.

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

Unrecognized financial instruments—Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2014 and December 31, 2013.

The following table represents a further breakdown of investment securities and other financial instruments measured at fair value on a recurring basis:

	Fair Value At September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$16,643	$-	$16,643
U.S. Government agency mortgage-backed obligations	-	40,902	-	40,902
U.S. Government agency collateralized mortgage obligations	-	13,349	-	13,349
Small Business Administration securitized pool of loans	-	2,024	-	2,024
Obligations of state and municipal subdivisions	-	5,537	-	5,537
Mutual fund - fixed income securities	508	-	-	508
Total	$508	$78,455	$-	$78,963

	Fair Value At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$16,506	$-	$16,506
U.S. Government agency mortgage-backed obligations	-	22,869	-	22,869
U.S. Government agency collateralized mortgage obligations	-	3,738	-	3,738
Private label collateralized mortgage obligations	-	266	-	266
Auction-rate trust preferred securities	-	5,893	-	5,893
Mutual fund - fixed income securities	499	-	-	499
Total	$499	$49,272	$-	$49,771

The following table represents assets measured at fair value on a non-recurring basis:

	Fair Value At September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$7,586	$7,586
Foreclosed real estate	-	-	458	458

	Fair Value At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$15,816	$15,816
Foreclosed real estate	-	-	1,846	1,846
Mortgage servicing rights	-	-	1,598	1,598

During the nine months ended September 30, 2014, the following fair values of those reflected in the above table were remeasured:

•	$2.55 million in collateral dependent impaired loans; and

•	$302,000 in foreclosed real estate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2014 and 2013 together with the audited financial statements as of and for the year ended December 31, 2013, included in the Company’s Form 10-K initially filed with the Securities and Exchange Commission on March 31, 2014.

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

Overview

As of September 30, 2014, the Company had $489.1 million of total assets, $364.3 million of gross loans receivable, and $376.9 million of total deposits. Total stockholders’ equity at September 30, 2014 was $59.4 million.

The Company had net income for the quarter ended September 30, 2014 of $1.1 million (or basic and diluted income per share of $0.16) as compared to a net loss of $1.0 million (or basic and diluted loss per share of $0.16) for the third quarter of 2013. The improvement in the Company’s operating results was largely attributable to a gain on the sale of investments of $1.0 million for the three months ended September 30, 2014 compared to zero for the same period in 2013; a credit provision for loan losses of $50,000 for the three months ended September 30, 2014 compared to the provision for loan losses of $300,000 for the same period in 2013 for a net change of $350,000; and a gain on the sale of mortgage servicing rights of $255,000 in the quarter ended September 30, 2014.

The Company had net income for the nine months ended September 30, 2014 of $341,000 (or basic and diluted income per share of $0.05) as compared to a net loss of $6.4 million (or basic and diluted loss per share of $0.97) for the nine months ended September 30, 2013. The improvement in the Company’s earnings was largely attributable to a $1.2 million increase from the sales of investment securities, a decrease of $4.9 million in the provision for loan losses and lower noninterest expenses of $886,000.

Critical Accounting Policies. We consider accounting policies involving significant judgment and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be critical accounting policies: allowance for loan losses, deferred income taxes and fair value of financial instruments.

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

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Earnings Summary. For the three months ended September 30, 2014, the Company recorded net income of $1.1 million compared to a net loss of $1.0 million for the same period in 2013. This improvement in the Company’s operating results was the result of a decrease in the provision for loan losses from $300,000 for the three months ended September 30, 2013 to a credit of $50,000 for the September 2014 period as well as an increase in net interest income of $256,000, an increase in noninterest income of $1.4 million (including the gain on sale of investments of $1.0 million) and a decrease in noninterest expenses of $121,000.

Average Balance and Yields. The following table summarizes average balances and average yields and costs for the three months ended September 30, 2014 and 2013. For the purpose of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances.

	For the Quarter Ended September 30,
	2014			2013
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
Interest-earning assets	(Dollars in thousands)
Loans	$369,058	$4,141	4.45%	$396,412	$4,416	4.42%
Investment securities and Fed Funds sold	95,734	733	3.04	42,371	242	2.27
Overnight Funds	9,075	5	0.22	27,047	20	0.29
Federal Home Loan Bank stock	4,764	20	1.67	5,444	5	0.36
Total interest-earning assets	478,631	4,899	4.06%	471,274	4,683	3.94%
Non interest-earning assets	23,550			28,768
Total Assets	$502,181			$500,042
Interest-bearing liabilities
Certificate accounts	$149,343	507	1.35%	$157,564	$535	1.35%
Regular savings accounts and escrow	114,505	47	0.16	120,610	68	0.22
Checking and NOW accounts	96,439	33	0.14	86,839	33	0.15
Money market accounts	24,429	10	0.16	27,601	16	0.23
Total interest-bearing deposits	384,716	597	0.62	392,614	652	0.66
FHLB advances	52,260	188	1.43	29,104	171	2.33
Other borrowings	1,556	-	0.00	12,188	2	0.07
Total interest-bearing liabilities	438,532	785	0.71%	433,906	825	0.75%
Non interest-bearing liabilities	4,046			5,095
Total Liabilities	442,578			439,001
Total Stockholders' Equity	59,603			61,041
Total Liabilities and Stockholders' Equity	$502,181			$500,042
Net interest income		$4,114			$3,858
Net interest spread			3.35%			3.19%
Net interest margin			3.41%			3.25%
Average interest earning assets to average interest bearing liabilities			109.14%			108.61%

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2014 and 2013. For the purpose of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances.

	For the Nine Months Ended September 30,
	2014			2013
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
Interest-earning assets	(Dollars in thousands)
Loans	$372,213	$12,552	4.51%	418,449	$14,488	4.63%
Investment securities and Fed Funds sold	95,507	2,202	3.08	45,629	818	2.40
Overnight Funds	7,173	14	0.26	23,102	45	0.26
Federal Home Loan Bank stock	5,163	60	1.55	5,595	16	0.38
Total interest-earning assets	480,056	14,828	4.13%	492,775	15,367	4.17%
Non interest-earning assets	22,128			23,084
Total Assets	$502,184			515,859
Interest-bearing liabilities
Certificate accounts	$151,902	1,520	1.34%	165,563	$1,830	1.48%
Regular savings accounts & escrow	116,896	143	0.16	120,613	227	0.25
Checking and NOW acounts	94,007	104	0.15	84,908	82	0.13
Money Market accounts	24,948	32	0.17	26,964	51	0.25
Total interest-bearing deposits	387,753	1,799	0.62	398,048	2,190	0.74
FHLB advances	47,394	530	1.50	35,725	689	2.58
Other borrowings	4,523	-	0.00	12,763	27	0.28
Total interest-bearing liabilities	439,670	2,329	0.71%	446,536	2,906	0.87%
Non interest-bearing liabilities	3,899			4,507
Total Liabilities	443,569			451,043
Total Stockholders' Equity	58,615			64,816
Total Liabilities and Stockholders' Equity	$502,184			515,859
Net interest income		$12,499			$12,461
Net interest spread			3.42%			3.30%
Net interest margin			3.48%			3.38%
Average interest earning assets to average interest bearing liabilities			109.19%			110.36%

Rate / Volume Analysis. The following table summarizes the changes in the components of net interest income attributable to both rate and volume for the three and nine months ended September 30, 2014 and 2013:

	For the Quarter Ended			Nine Months Ended
	September 30, 2014 compared to			September 30, 2014 compared to
	September 30, 2013			September 30, 2013
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$(305)	$30	$(275)	$(1,568)	$(368)	$(1,936)
Investment securities / Federal funds Sold	387	104	491	1,099	285	1,384
Overnight funds	(11)	(4)	(15)	(31)	-	(31)
Federal Home Loan Bank stock	(1)	16	15	(1)	45	44
Total interest income	70	146	216	(501)	(38)	(539)
Interest expense:
Certificate accounts	(28)	-	(28)	(144)	(166)	(310)
Regular savings accounts	(3)	(18)	(21)	(7)	(77)	(84)
Checking and NOW accounts	4	(4)	-	9	13	22
Money market accounts	(2)	(4)	(6)	(4)	(15)	(19)
Total deposit expense	(29)	(26)	(55)	(146)	(245)	(391)
FHLBB advances	122	(105)	17	183	(342)	(159)
Other borrowings	(1)	(1)	(2)	(10)	(17)	(27)
Total interest expense	92	(132)	(40)	27	(604)	(577)
Increase (decrease) in net interest income	$(22)	$278	$256	$(528)	$566	$38

Net Interest Income. Net interest income for the quarter ended September 30, 2014 was $4.1 million, an increase of $256,000, or 6.6%, compared to $3.9 million for the quarter ended September 30, 2013. Interest income on earning assets for the quarter ended September 30, 2014 increased by $216,000, or 4.6%, compared to the comparable prior year period. This increase in interest income was the net result of a $506,000, or 204.9%, increase in interest income on investments and FHLB stock which was partially offset by a $290,000, or 6.5% decrease in interest income on loans and overnight funds. The $275,000, or 6.2%, decrease in interest on loans is due to a $27.4 million decrease in the average balance of loans outstanding during the 2014 period compared to the 2013 period. In addition to the $11 million in loans sold in June and July 2014, the Company experienced more loan payoffs than new loan originations during the third quarter of 2014. For the quarter ended September 30, 2014, average interest earning assets increased $7.4 million, or 1.6%, primarily the result of a $53.4 million increase in the average balance of investment securities offsetting the $27.4 million decrease in the average loan balances and the $18.7 million decrease in the average balance of overnight funds and FHLB Stock. The aforementioned $53.4 million increase in the average balance of investment securities was one component of management’s plan to enhance interest income on earning assets during 2014 while awaiting future loan portfolio growth through increased loan origination. During the nine months ended September 30, 2014, the Company purchased approximately $72.1 million in investment securities to grow its interest income on earning assets. In accordance with their plan, management sold approximately $23 million in these investment securities during the quarter and took advantage of market opportunities to sell some higher yielding, longer duration investment securities as the Company’s loan pipeline increased significantly near quarter-end. The weighted average yield for interest earning assets increased by 12 basis points to 4.06% for the quarter ended September 30, 2014 as compared to 3.94% for the same period in 2013 as a result of the purchase of higher yielding, longer duration investment securities early in 2014, and again in mid 2014, to temporarily improve earnings by deploying low yielding overnight funds and proceeds from the June and July 2014 loan sales.

Interest expense for the quarter ended September 30, 2014 decreased by $40,000 compared to the same period in 2013. This variance was principally attributable to a four basis point decline in the average cost of interest bearing liabilities to 0.71% for the 2014 quarter as compared to 0.75% for the same period in 2013. There was a $4.6 million increase in average interest bearing liability balances, representing a $12.5 million shift in the funding mix from deposits to borrowings from the 2013 quarter to the 2014 quarter. The decrease in average balance of interest bearing deposits was caused by a greater movement out of time deposits, savings accounts and money market accounts partially offset by an increase in lower cost transaction accounts, allowing the Bank to lower its cost of interest bearing deposits. Furthermore, utilizing a mix of intermediate term FHLB advances, management took advantage of declining market interest rates in 2014 and added some longer duration borrowings at favorable pricing.

Net interest income for the 2014 quarter was $256,000 higher than the 2013 quarter, resulting in a year-over year increase in the Company’s net interest spread and net interest margin of 16 basis points (from 3.19% to 3.35%) and 16 basis points (from 3.25% to 3.41%), respectively. The overall increase in net interest income was primarily due to rate related changes in the Company’s earning assets, partially offset by the impact of asset mix changes.

Interest income for the nine months ended September 30, 2014 decreased $539,000, or 3.5%, due to a decrease in both volume and rate. For the nine months ended September 30, 2014 and 2013, average interest earning assets decreased $12.3 million, or 2.5%, representing a deployment of funds from declining loan balances into investment securities, which continued to a lesser extent into the third quarter of 2014. The continued decline in market interest rates and the change in asset mix primarily from loans and overnight funds into investment securities caused the weighted average yield for interest earning assets to decrease by four basis points to 4.13% for the nine months ended September 30, 2014 as compared to 4.17% for the same period in 2013.

Interest expense for the nine months ended September 30, 2014 decreased $577,000, or 19.9%, compared to the 2013 comparable period. The factors influencing this category year-over-year in terms of rate/volume variances for the three month periods discussed above had a similar impact for the nine month period comparisons; however, the magnitude of impact of these factors was due to their relative timing. During the nine months ended September 30, 2014, average interest bearing liabilities decreased $6.9 million, or 1.5%, compared to the same period in 2013, reflecting customer movement out of time deposits and into low costing transaction accounts and other market alternatives during this period of declining market interest rates. As stated above, management took advantage of this rate scenario to increase the Bank’s FHLB advances through a mix of intermediate term borrowings at long run favorable pricing. These changes caused the weighted cost of interest bearing liabilities to decrease by 16 basis points to 0.71% for the nine months ended September 30, 2014 as compared to 0.87% for the same period in 2013.

As net interest income for the first nine months of 2014 increased $38,000 compared with the first nine months of 2013, the Company’s net interest spread and net interest margin increased year-over-year by 12 basis points (from 3.30% to 3.42%) and by 10 basis points (from 3.38% to 3.48%), respectively. This overall increase in net interest income was favorably influenced by the reduction in the Company’s cost of funds which was moderated by the impact of asset mix changes.

Provision for Loan Losses. For the three months ended September 30, 2014, the Company recorded a credit provision for loan losses of $50,000, compared to a $300,000 provision for loan losses for the same period in 2013. Net charge-offs were $276,000 and $2.1 million, respectively, during the three and nine month periods ended September 30, 2014, compared to $198,000 and $7.8 million during the same periods in 2013. The credit provision for the 2014 period was attributable to management’s judgment that the inherent credit risk exposure in the loan portfolio has been significantly reduced due to increased loan workout efforts, including the sale of $10.2 million in adversely classified loans in the secondary market in June and July 2014, which resulted in significant improvement in the Company’s asset quality metrics.

Noninterest Income. The following table summarizes the components of noninterest income for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Nine months
	Ended September 30,		Ended September 30,
(In thousands)	2014	2013	2014	2013

Service charge income	$186	$195	$535	$555
Fees for other services	186	139	419	429
Mortgage banking income	486	212	762	1,107
Income from bank owned life insurance	66	71	195	211
Net gain (loss) on sale of investments	1,034	-	1,227	(4)
Income from investment advisory services, net	79	68	246	207
Other income	33	25	96	76
Total noninterest income	$2,070	$710	$3,480	$2,581

Noninterest income increased $1.36 million, or 191.5%, for the quarter ended September 30, 2014 compared to the same period in 2013. The largest quarter-over-quarter changes were in gains on sale of investments which increased by $1.0 million, or 100%, and in mortgage banking income which increased by $274,000, or 129.3%. For the nine months ended September 30, 2014 compared to the same period in 2013, this category increased $899,000, or 34.8%. The largest year-over-year changes were in gains on sale of investments which increased by $1.2 million, or 100%, and in mortgage banking income which decreased by $345,000, or 31.2%.

The most dominant component of noninterest income in year-to-date 2014 was the gains on sales of investment securities. Management purchased approximately $30 million in U. S. Government agency obligations in early first quarter of 2014 with the objective of enhancing interest income on earning assets. As management increased its focus on business development and the growth of the Company’s loan pipeline grew significantly, management sold approximately $23 million of these investment securities in the third quarter of 2014 and generated $1.0 million in gains during the third quarter of 2014.

Mortgage banking income increased $274,000, or 129%, for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to the $255,000 gain on sale of mortgage servicing rights during the third quarter of 2014. The remainder of the increase was attributable to a $46,000 increase in gain on sales of mortgage loans based on higher origination and sale of residential mortgage loans during the 2014 period.

For the nine months ended September 30, 2014, mortgage banking income decreased $345,000 compared to the same period in 2013. Exclusive of the aforementioned gain on sale of mortgage servicing rights, the year-over-year decrease of $600,000 was primarily due to a $411,000 decrease in gain on sales of mortgage loans which resulted from a lower volume of residential mortgage loans originated and sold in 2014 compared with the more heavily refinance oriented volume in the first and second quarters of 2013.

Fees for other services increased $47,000 for the three months ended September 30, 2014 compared with the same period in 2013 due to a $69,000 increase in loan prepayment penalties received during the 2014 period which was partially offset by $20,000 less in reverse mortgage fees during the 2014 period. For the nine months ended September 30, 2014, this category experienced a $10,000 decrease compared to the 2013 period due to a $19,000 increase in loan prepayment penalties received during the 2014 period which was more than offset by a net aggregate reduction in the volume of fees for other services.

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

The decrease in income from bank owned life insurance was attributable to a lower crediting rate on certain policies during the past year as the insurance carriers have reacted to the continuation of low market interest rates and the effect on their investment portfolio yields.

The increases in other income for the three month and nine month periods ended September 30, 2014 compared to 2013 were attributable to increases in rental income of $9,000 and $27,000, respectively.

Noninterest Expense. The following table summarizes the components of noninterest expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2014	2013	2014	2013
Compensation, taxes and benefits	$2,879	$3,046	$8,868	$8,620
Occupancy	568	466	1,692	1,413
Professional fees	420	312	1,263	1,608
FDIC insurance premiums	88	227	619	682
Insurance	175	149	436	430
Computer processing	343	335	1,039	966
Expenses on foreclosed real estate, net	63	96	441	655
Writedowns on foreclosed real estate	-	-	38	60
Directors' compensation	54	64	226	275
Advertising	101	115	314	310
Supplies	68	61	197	170
Expenses related to sale of loans	51	11	247	776
Other expenses	368	417	1,047	1,348
Total	$5,178	$5,299	$16,427	$17,313

Noninterest expense decreased $121,000, or 2.3%, and $886,000, or 5.1%, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The year-over-year quarterly decrease of $121,000 was primarily due to decreases in: expenses related to compensation, taxes and benefits of $167,000, or 5.5%, and FDIC insurance premiums of $139,000, or 61.2%, over the same period in 2013. These decreases were partially offset by increases in: occupancy expenses of $102,000, or 21.9%, and professional fees of $108,000, or 34.6%. The decrease in compensation, taxes and benefits was primarily due to a lower level of mortgage commissions during 2014, the elimination of temporary employment expenses in 2014 and a decrease in group insurance expense as a result of the curtailment of post-retirement benefits in early 2014. The reduction in the FDIC deposit insurance premiums was attributable to an improvement in premium rates assessed for the Bank. The increase in occupancy expenses for third quarter of 2014 related to increases in rental expense on leased premises, in property taxes and for depreciation on fixed assets, including software amortization.

For the comparable nine month periods, the $886,000 decrease in noninterest expense was primarily due to the $529,000, or 68.2%, decrease in expenses related to loan sales, decrease in professional fees of $345,000, or 21.5%, and decreases in expenses on foreclosed real estate of $214,000, or 32.7%. These decreases were partially offset by increases in compensation, taxes and benefits of $248,000, or 2.9%, and in occupancy expenses of $279,000, or 19.7%

The $529,000 decrease in expenses related to loan sales was primarily attributable to higher transaction costs, such as delinquent property taxes, in the June 2013 loan sales compared to the 2014 loan sales. Professional fees were lower in 2014 due to a decline in expenses paid to loan review firms, outside attorneys and advisors and a decreased use of consultants utilized to staff previously vacant positions. Expenses on foreclosed real estate decreased due to an overall reduced holding period attributable to an increase in the sales of properties, resulting in lower property taxes and decreases in other costs of acquiring and maintaining foreclosed real estate. The increase in occupancy expenses was due to increased cost of utilities and repairs and maintenance related to the harsh winter and an increase in property taxes. The increases in compensation were attributable to: (i) the increased cost of replacing existing management, outsourced finance positions and other key staff with more experienced and skilled personnel; and (ii) increases in employee benefits and payroll taxes. Some of the increases in compensation were partially offset by a lower level of mortgage commissions during 2014 compared to 2013.

Income Tax Expense (Benefit). The Company has reported no tax provision for its pre-tax operating income for the quarter and year-to-date periods ended September 30, 2014. At September 30, 2014, there was a 100% valuation allowance on the deferred tax asset. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than not that some or all of the deferred tax assets will not be realized.

The valuation allowance was established during the year ended December 31, 2012, at which time the Company had $5.3 million in net deferred tax assets related to the provision for loan losses and current year operating losses. Management concluded that it was more likely-than-not that the Company would not be able to realize its deferred tax assets and accordingly has established a 100% valuation allowance equal to the net deferred tax asset balance at September 30, 2014. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, management’s conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

Management regularly analyzes the Company’s tax positions and at September 30, 2014, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of September 30, 2014, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal and Connecticut income taxes for the years 2010-2012.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Overview

Total assets were $489.1 million as of September 30, 2014, an increase of $2.3 million or 0.5%, from $486.8 million as of December 31, 2013. Loans receivable, gross of $364.3 million decreased by $6.3 million, or 1.7%, and investment securities increased by $25.4 million, or 37.4%, partially offset by a decrease in cash and cash equivalents of $17.1 million, or 64.8%. The loan portfolio decreased during the period by type as follows: real estate loans decreased by $13.2 million, or 4.2%; and commercial business loans decreased by $681,000, or 2.7%. These decreases were offset by an increase in consumer loans (mostly purchased indirect auto loans) of $7.6 million, or 25.9%. The net decrease in the loan portfolio was primarily due to the $10.4 million reduction from the loan sales in June 2014 and loans transferred to held for sale at June 30, 2014, which were sold in July 2014, contractual amortization, repayments, and charge offs, partially offset by new loan production.

Total liabilities were $429.7 million at September 30, 2014 compared to $428.5 million at December 31, 2013. Deposits decreased $13.9 million, or 3.6%, to $376.9 million at September 30, 2014 from $390.8 million at December 31, 2013. Between December 31, 2013 and September 30, 2014, core deposits (defined as all deposits other than certificates of deposit) of $229.8 million decreased $5.9 million in concert with a decrease of $8.0 million in certificates of deposit. Management attributes the slight decrease in deposits primarily to the seasonal needs of depositors. Advances from the FHLB increased by $21.3 million, from $25.3 million at December 31, 2013 to $46.6 million at September 30, 2014, primarily to fund the purchases of investment securities. Other borrowed funds decreased $4.2 million to zero as of September 30, 2014 as these funds represent customer repurchase agreements which are no longer offered. These customer funds, primarily from municipalities, have been transferred into other interest bearing deposit accounts.

Total stockholders’ equity was $59.4 million at September 30, 2014 compared to $58.2 million at December 31, 2013. The increase in stockholders’ equity was due to net income of $341,000 for the nine month period ended September 30, 2014 and an increase in unrealized gain on available for sale investment securities of $0.7 million.

Lending Activities

As indicated in the table below, total gross loans receivable decreased $6.3 million, or 1.7%, to $364.3 million at September 30, 2014 from $370.5 million at December 31, 2013.

	September 30,	December 31,
(In thousands)	2014	2013

Real estate loans:
One-to-four family	$179,077	$186,985
Multi-family and commercial real estate	118,435	123,134
Construction and land development	5,042	5,609
Total real estate loans	302,554	315,728

Commercial business loans	24,825	25,506
Consumer loans:
Home equity	28,220	26,960
Other consumer	8,656	2,321
Total consumer loans	36,876	29,281
Total loans	364,255	370,515

Less:
Allowance for loan losses	6,971	9,891
Deferred loan origination fees, net	35	56
Loans receivable, net	$357,249	$360,568

In June 2014, the Company offered for sale $11.4 million principal amount of primarily adversely classified loans (i.e. loans classified substandard or doubtful) in connection with its plan to reduce the level of classified loans. $4.9 million of commercial loans were sold in June 2014 in two separate transactions in which the financial assets transferred satisfied all of the criteria to be accounted for as sales of financial assets. The sale of the remaining loans (comprised of $2.9 million in mortgage loans and $3.1 million in commercial loans) were transferred to loans held for sale at June 30, 2014 and sold in July 2014.

The impact of these two sale transactions and the writedown of the carrying value of these loans held for sale amounted to $247,000 in expenses on the sale of loans and $1.7 million in net charge-offs against the Company’s allowance for loan losses.

These transactions resulted in a $10.2 million reduction in adversely classified loans.

Nonperforming Assets

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated:

	September 30,	December 31,
	2014	2013
Nonperforming Assets	(In thousands)
Nonaccrual loans	$3,748	$7,953
TDRs nonaccruing	1,643	5,430
Subtotal nonperforming loans	5,391	13,383
Foreclosed real estate	458	1,846
Total nonperforming assets	$5,849	$15,229

Total nonperforming loans to total loans	1.48%	3.61%

Total nonperforming assets to total assets	1.20%	3.13%

The following table shows the aggregate amounts of the Company’s adversely classified loans and criticized loans at the dates indicated:

	At September 30,	At December 31,
	2014	2013
Loans by risk grade:	(In thousands)

Special mention	$13,394	$32,409

Substandard	6,639	16,203
Doubtful	333	93
Subtotal - adversely classified loans	6,972	16,296
Total criticized loans	$20,366	$48,705

The balances of nonperforming loans decreased $8.0 million, or 60%, between December 31, 2013 and September 30, 2014. During this same period, the Bank’s adversely classified loans decreased by $9.3 million, or 57%. This significant improvement in the Company’s asset quality metrics was primarily attributable to the impact of the June and July 2014 loan sales comprised of $10.2 million in adversely classified loans of which $4.7 million were nonaccrual loans. In addition to the improvement in nonperforming loans, and adversely classified loans, the Company has also experienced a reduction of $19.0 million, or 59%, in its special mention loans during the first nine months of 2014. The levels and trends of adversely classified loans, and to a certain extent, the trend in special mention loans, warrant and receive management oversight and focus in management’s estimates related to the allowance for loan losses. In certain cases, where appropriate, specific allowances have been established to account for the increased credit risk of these assets.

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the nine months ended September 30, 2014 and 2013:

	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
As of and for the Nine Months
Ended September 30, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	326	(205)	(23)	(757)	(130)	(789)
Charge-offs	(541)	(1,306)	(442)	(133)	(13)	(2,435)
Recoveries	10	25	44	139	86	304
Balance at September 30, 2014	$1,644	$3,611	$697	$692	$327	$6,971
Allowance related to loans:
Individually evaluated for impairment	$26	$-	$-	$97	$8	$131
Collectively evaluated for impairment	1,618	3,611	697	595	319	6,840
Total allowance	$1,644	$3,611	$697	$692	$327	$6,971

Ending loan balance individually evaluated for impairment	$4,415	$657	$898	$1,233	$514	$7,717
Ending loan balance collectively evaluated for impairment	174,662	117,778	4,144	23,592	36,362	356,538
Total loans	$179,077	$118,435	$5,042	$24,825	$36,876	$364,255

	Multi-Family and Commercial Real Estate
As of and for the Nine Months	Investor one-to-four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Ended September 30, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$515	$1,034	$563	$856	$2,129	$5,097
Provision for loan losses	136	(60)	(187)	185	(279)	(205)
Charge-offs	(166)	(234)	-	(491)	(415)	(1,306)
Recoveries	1	5	-	-	19	25
Balance at September 30, 2014	$486	$745	$376	$550	$1,454	$3,611
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	486	745	376	550	1,454	3,611
Total allowance	$486	$745	$376	$550	$1,454	$3,611

Ending loan balance individually evaluated for impairment	$389	$25	$206	$-	$37	$657
Ending loan balance collectively evaluated for impairment	21,499	27,695	22,408	17,527	28,649	117,778
Total loans	$21,888	$27,720	$22,614	$17,527	$28,686	$118,435

	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
As of and for the Nine Months
Ended September 30, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Provision for loan losses	34	4,117	(570)	526	43	4,150
Charge-offs	(585)	(4,418)	(2,147)	(1,808)	(55)	(9,013)
Recoveries	-	590	102	514	5	1,211
Ending balance	$1,437	$5,181	$1,853	$1,957	$420	$10,848
Allowance related to loans:
Individually evaluated for impairment	$55	$155	$570	$590	$16	$1,386
Collectively evaluated for impairment	1,382	5,026	1,283	1,367	404	9,462
Total allowance	$1,437	$5,181	$1,853	$1,957	$420	$10,848

Ending loan balance individually evaluated for impairment	$6,823	$3,230	$3,923	$2,810	$685	$17,471
Ending loan balance collectively evaluated for impairment	194,929	122,516	5,606	23,792	27,578	374,421
Total loans	$201,752	$125,746	$9,529	$26,602	$28,263	$391,892

	Multi-Family and Commercial Real Estate
As of and for the Nine Months	Investor one-to-four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Ended September 30, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$4,892
Provision for loan losses	-	-	-	-	-	3,689
Charge-offs	-	-	-	-	-	(4,351)
Recoveries	-	-	-	-	-	590
Ending Balance						4,820
Redistributed through segment expansion	526	818	421	519	2,536	4,820
Segment ending balance as of June 30, 2013	$526	$818	$421	$519	$2,536	$4,820

Provision for loan losses in third quarter	$(48)	$150	$33	$186	$107	$428
Chargeoffs in third quarter	-	-	-	(67)	-	(67)
Recoveries in third quarter	-	-	-	-	-	-
Segment ending balance as of September 30, 2013	$478	$968	$454	$638	$2,643	$5,181
Allowance related to loans:
Individually evaluated for impairment	$22	$6	$75	$34	$18	$155
Collectively evaluated for impairment	456	962	379	604	2,625	5,026
Total allowance	$478	$968	$454	$638	$2,643	$5,181

Ending loan balance individually evaluated for impairment	$1,182	$155	$350	$400	$1,143	$3,230
Ending loan balance collectively evaluated for impairment	15,232	32,288	21,799	21,324	31,873	122,516
Total loans	$16,414	$32,443	$22,149	$21,724	$33,016	$125,746

As of and for the Year	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended December 31, 2013
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$70	$23	$75	$105	$10	$283
Collectively evaluated for impairment	1,779	5,074	1,043	1,338	374	9,608
Total allowance	$1,849	$5,097	$1,118	$1,443	$384	$9,891

Ending loan balance individually evaluated for impairment	$7,001	$4,085	$1,854	$2,580	$579	$16,099
Ending loan balance collectively evaluated for impairment	179,984	119,049	3,755	22,926	28,702	354,416
Total loans	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Multi-Family and Commercial Real Estate
As of and for the Year	Investor one-to-four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Ended December 31, 2013
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$23
Collectively evaluated for impairment	515	1,034	563	833	2,129	5,074
Total allowance	$515	$1,034	$563	$856	$2,129	$5,097

Ending loan balance individually evaluated for impairment	$1,167	$565	$206	$547	$1,600	$4,085
Ending loan balance collectively evaluated for impairment	15,205	29,431	21,206	22,973	30,234	119,049
Total loans	$16,372	$29,996	$21,412	$23,520	$31,834	$123,134

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. The Bank’s primary sources of funds consist of retail deposit inflows, loan repayments, maturities and sales of investment securities and advances from the Federal Home Loan Bank of Boston. The deposit base is comprised of certificate accounts, regular savings accounts, checking and NOW accounts, money market savings accounts and health savings accounts. The Bank borrows funds from the Federal Home Loan Bank of Boston during periods of low liquidity, to match fund increases in our loan portfolio and to decrease our exposure to changes in interest rates.

Each quarter the Bank projects liquidity availability and demands on this liquidity for the next ninety days and on a monthly basis for a rolling 12 month period. The Bank regularly adjusts its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected retail deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in federal funds and short- and intermediate-term investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, retail deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $9.3 million, including federal funds sold of $49,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $79.0 million at September 30, 2014. At September 30, 2014, the Bank had the ability to borrow a total of $79.9 million from the FHLB based on the collateral pledged, of which $46.6 million in borrowings was outstanding. In addition, the Bank had the ability to borrow $1.4 million from the Federal Reserve Bank Discount Window which was not utilized at September 30, 2014.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	September 30,	December 31,
(In thousands)	2014	2013
Commitments to extend credit:
Commercial real estate loan commitments	$17,682	$12,572
Unused home equity lines of credit	18,441	19,169
Commercial and industrial loan commitments	12,272	10,153
Amounts due on other commitments	6,810	6,618
Commercial letters of credit	1,057	1,371

Certificates of deposit due within one year of September 30, 2014 totaled $59.4 million, or 15.8% of total deposits. If these deposits do not remain with the Bank, the Bank will need to seek other sources of funds, including other certificates of deposit, FHLB advances or other borrowings, and its available lines of credit. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on these maturing certificates of deposit. Based on past experience, however, the Bank believes that a significant portion of our certificates of deposit will remain with us. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. Under the Agreement with the OCC, the Bank is restricted from declaring or paying any dividends or other capital distributions to the Company without prior written approval from the OCC. This provision relates to up streaming intercompany dividends or other capital distributions from the Bank to the Company. On a stand-alone basis, the Company had liquid assets of $2.8 million at September 30, 2014.

Effective June 4, 2013, the OCC imposed IMCRs on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-weighted assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the Agreement. The Bank exceeded the IMCRs at September 30, 2014, with a Tier 1 leverage ratio of 11.10% and a total risk-based capital ratio 18.56%.

As a source of strength to its subsidiary bank, the Company has liquid assets which the Company could contribute to the Bank if needed to enhance the Bank’s capital levels. The Company’s liquid assets totaled approximately $2.8 million at September 30, 2014. If the Company had contributed those assets to the Bank as of September 30, 2014, the Bank would have had a Tier 1 leverage ratio of approximately 11.58%.

On May 21, 2013, the Company entered into a MOU with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the Federal Reserve Bank of Boston.

The following tables are summaries of the Company’s consolidated and the Bank’s actual capital amounts and ratios at September 30, 2014 and December 31, 2013 as computed under the regulatory guidelines.

At September 30, 2014	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$58,684	12.03%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	58,684	18.78%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	62,627	20.04%
The Bank
Tier 1 Leverage Capital (1)	$19,592	4.00%	$44,082	9.00%	$54,379	11.10%
Tier 1 Risk-Based Capital (2)	12,573	4.00%	N/A	N/A	54,379	17.30%
Total Risk-Based Capital (2)	25,145	8.00%	40,861	13.00%	58,346	18.56%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

At December 31, 2013	Adequately Capitalized Requirements		Individual Minimum Capital Requirements		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$58,323	11.98%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	58,323	18.21%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	62,399	19.49%

The Bank
Tier 1 Leverage Capital (1)	$19,545	4.00%	$43,977	9.00%	$53,946	11.04%
Tier 1 Risk-Based Capital (2)	12,891	4.00%	N/A	N/A	53,946	16.74%
Total Risk-Based Capital (2)	25,783	8.00%	41,897	13.00%	58,047	18.01%
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

For the three months ended September 30, 2014, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2014 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Act) that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 20, 2014, the court entered a scheduling order providing a period for completion of discovery and the filing of dispositive motions. A trial date has been set for March 3, 2015. However, on May 23, 2014 those deadlines were stayed by the court pending regulatory consideration of a settlement. The settlement agreement proposed by the parties is currently under review by the regulatory agencies.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2014.

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –
3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)
4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
10.1	Employment Agreement by and between Naugatuck Valley Savings and Loan and William C. Calderara (4)
10.2	Employment Agreement by and between Naugatuck Valley Savings and Loan and James E. Cotter (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certifications.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

(4) Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2014.

(5) Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation

Date: November 10, 2014	by:	/s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2014	by:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

