Form 10-K
period 2014-12-31
Naugatuck Valley Financial Corp
filed 2015-03-19
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was $52,976,018.

As of March 19, 2015, there were 7,002,208 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Formal Regulatory Agreement

On January 17, 2012, Naugatuck Valley Savings and the Office of the Comptroller of the Currency (the “OCC”) entered into a formal written agreement (the “Agreement”). The Agreement required Naugatuck Valley Savings to take various actions, within prescribed time frames, with respect to certain operational areas of Naugatuck Valley Savings.  These operational areas include: (i) the Board of Directors and senior executive management; (ii) business planning and budgeting; (iii) capital planning; (iv) enterprise risk management; (v) internal audit; (vi) lending, including loan portfolio management, lending policy, loan review policy and systems, appraisals/evaluations of real property, commercial real estate concentration risk management, and the allowance for loan and lease losses; (vii) checking overdraft protection policy; and (viii) Bank Secrecy Act/anti-money laundering/Office of Foreign Asset Control-related risk assessment.

The Agreement requires Naugatuck Valley Savings to file prior written notice with the OCC before appointing an individual to serve as a senior executive officer or as a director of Naugatuck Valley Savings. The Agreement also restricts Naugatuck Valley Savings from entering into, renewing, extending or revising any contractual arrangement relating to compensation or benefits for any senior executive officer of Naugatuck Valley Savings, unless Naugatuck Valley Savings first provides the OCC with prior written notice of the proposed contractual arrangement.

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

The OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank effective June 4, 2013. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-weighted assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the Agreement. The Bank exceeded the IMCRs at December 31, 2014 with a Tier 1 leverage ratio of 11.13% and a total risk-based capital ratio of 18.67%.

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

Market Area

We are headquartered in Naugatuck, Connecticut, which is located in southwestern Connecticut approximately six miles south of Waterbury and 26 miles north of Bridgeport. Connecticut is one of the most attractive banking markets in the United States with a total population of approximately 3.6 million, per capita income of $37,892 and a median household income of $69,461, well above the U.S. median household income of $53,046, according to 2013 estimates from the United States Census Bureau. In addition to our main office, we operate eight branch offices in the greater Naugatuck Valley market, which we consider our market area. The greater Naugatuck Valley market encompasses the communities in the central and lower Naugatuck Valley regions in New Haven County, where our main office and seven of our branch offices are located, and Fairfield County, where one of our branch offices is located. The economy in our market area is primarily oriented to the service, retail, construction, and manufacturing industries. The median household and per capita income in New Haven County trailed the comparable figures for Connecticut as a whole, while the median household and per capita income in Fairfield County exceeded the comparable figures for Connecticut.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. In addition, banks owned by Bank of America Corporation, Wells Fargo & Company, J.P. Morgan Chase & Co. and TD Bank Financial Group, all of which are large bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds and other corporate and government securities.

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

Our Strategy

Our primary objective is to be a well-capitalized, profitable community banking organization, with an emphasis on balanced growth. This strategy is supported by a continued focus on building lending and deposit relationships with small and medium size businesses along with their owners and the general public. We consider ourselves to be an innovative team providing financial services focusing on the success of our customers. Our stated mission is: “To be Your Community Bank of choice, deliver superior service and products to our customers, build value for our shareholders and provide meaningful careers for our employees while supporting the communities we serve”. We seek to achieve our objective through the following strategies:

Focus on Asset Quality As a new executive management team, a strong credit culture is a high priority for us. We have developed a solid credit approval structure that will enable us to maintain a standard of asset quality that we believe is conservative while at the same time maintaining our lending objectives. We focus on loan types and markets that we know well. We focus on total banking relationships that are well diversified in both size and industry types. With respect to commercial business lending, which is a growing focus of our lending activity, we view ourselves as cash flow lenders obtaining additional support from realistic collateral values, personal guarantees and secondary sources of repayment. We have a problem loan resolution process that is focused on quick detection and resolution through feasible solutions. We seek to maintain strong internal controls and subject our loans to periodic internal loan review as well as a third party loan review process.

Customer Focus We have expanded the types of lending that we do while leveraging on our legacy businesses. We are building commercial and business banking relationships to enhance our reputation for superior service. We focus on owner occupied commercial real estate and the deposit balances that accompany these relationships. We launched new consumer deposit products during 2014 and are in the process of developing new business deposit products for launch in early 2015. We also focus on building part of our consumer business around these business customers as we market to the employees of our customers. We leverage our historic mortgage business into growth of consumer Home Equity lending. The growth in our business banking relationships, while cross selling what we have, and growing these new deposit products are the keys to our profitable growth.

Deposit Growth Our focus is to continuously grow core deposits with an emphasis on total relationship banking from our business and retail customers. We continue to increase our market share in the communities we serve by providing exceptional customer service and focusing on relationship development. As stated above, we are developing a suite of business deposit products which will allow us to compete with a bank of any size in our markets. Our retail bankers are well seasoned with long term ties to the markets that they serve.

Community Involvement We have, and will continue to, spend time and resources in marketing our name and increasing our involvement in the community. We received high marks in our Community Reinvestment Act exam for our work within the community and we will continue to promote our name recognition activities. We continue to call locally to grow our market share where we are.

Process Improvement We continue to leverage on the technology that we already have to improve efficiencies. We are in the process of creating teams throughout the Bank to examine the way that we do things and determine more efficient ways. We have critically analyzed all of our businesses and locations to determine their feasibility and profitability which resulted in us closing one of our branches, selling our mortgage servicing rights and right sizing our residential lending and servicing functions. We are becoming a mobile society and must continue to examine the way things have been done since the Bank was formed.

Talent Management Our most important resource is our employees. As a service company, we have initiated programs to train and develop current employees, build a middle management team, and develop a team oriented atmosphere. Our compensation and staff development programs are aligned with our strategies to profitably grow loans and core deposits. Our incentive systems are designed to achieve high quality asset growth. We align employee performance objectives with corporate growth strategies and adding to shareholder value.

Lending Activities

General Our loan portfolio consists of one-to-four family residential mortgage loans, multi-family and commercial real estate loans, construction loans, commercial business loans and consumer loans. Substantially all of our loans are made to borrowers residing within Connecticut.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
(Dollars in thousands)	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent

Real estate loans:
One-to-four family	$180,739	48.94%	$186,985	50.47%	$209,004	48.35%
Construction	3,415	0.92%	5,609	1.51%	26,633	6.16%
Multi-family and commercial real estate	122,526	33.18%	123,134	33.23%	133,549	30.89%
Total real estate loans	306,680	83.04%	315,728	85.21%	369,186	85.40%
Commercial business loans	25,801	6.99%	25,506	6.88%	32,970	7.63%
Consumer loans:
Savings accounts	478	0.13%	548	0.15%	680	0.16%
Personal	683	0.18%	206	0.06%	77	0.02%
Automobile	6,983	1.89%	1,567	0.42%	540	0.12%
Home equity	28,700	7.77%	26,960	7.28%	28,829	6.67%
Total consumer loans	36,844	9.97%	29,281	7.91%	30,126	6.97%
Loans receivable, gross	369,325	100.00%	370,515	100.00%	432,282	100.00%
Less:
Allowance for loan losses	6,023		9,891		14,500
Deferred loan origination fees	43		56		169
Loans receivable, net	$363,259		$360,568		$417,613

	At December 31,
	2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent

Real estate loans:
One-to-four family	$217,893	45.84%	$219,286	45.66%
Construction	26,245	5.52%	29,887	6.22%
Multi-family and commercial real estate	160,858	33.84%	160,235	33.36%
Total real estate loans	404,996	85.20%	409,408	85.24%
Commercial business loans	36,645	7.71%	34,742	7.23%
Consumer loans:
Savings accounts	847	0.18%	956	0.20%
Personal	197	0.04%	236	0.05%
Automobile	509	0.11%	168	0.03%
Home equity	32,157	6.76%	34,807	7.25%
Total consumer loans	33,710	7.09%	36,167	7.53%
Loans receivable, gross	475,351	100.00%	480,317	100.00%
Less:
Allowance for loan losses	8,053		6,393
Deferred loan origination fees	333		403
Loans receivable, net	$466,965		$473,521

The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loans repricing or maturing during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated maturity are reported as due in one year or less.

	Within	Over	Due After
(In thousands)	One year	1-5 years	5 years	Total
Real estate loans:
One-to-four family	$20	$3,439	$177,280	$180,739
Construction	2,137	1,025	253	3,415
Multi-family and commercial real estate	-	1,433	121,093	122,526
Total real estate loans	2,157	5,897	298,626	306,680
Commercial business loans	3,740	4,627	17,434	25,801
Consumer loans	2,054	15,023	19,767	36,844
Total loans	$7,951	$25,547	$335,827	$369,325

Management monitors the Bank’s concentration of credit on a monthly basis to ensure the Bank is operating within policy limits for each portfolio segment. The Bank’s credit policy has concentration limits for each portfolio segment as a percentage of our total regulatory capital (defined as Tier 1 capital plus the allowance for loan losses). The following table sets forth these policy limits and our compliance with them at December 31, 2014.

Loan Portfolio	Policy Limit	Percentage at December 31, 2014
Residential real estate (1)	500%	342.8%
Commercial real estate (2)	275%	206.2%
Commercial business	250%	42.2%
Consumer	75%	13.3%

(1)	Includes owner-occupied residential loans and home equity lines and loans.
(2)	Includes multi-family loans, land and land development loans, but excludes owner occupied properties.

One-to-Four Family Residential Loans. We originate mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We generally offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The investors who may purchase our mortgage loans also determine our level of competitiveness through their pricing and competitive yields. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 97% and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one-to-four family residences. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a Board-approved independent appraiser. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on property located in a flood zone, before closing the loan.

We do not engage in “subprime lending”.

Loan originations come from a number of sources. The primary source of loan originations are our in house loan originators, and to a lesser extent, local mortgage brokers and referrals from customers.

Originations and Sales of One-to-Four Family Residential Loans. Consistent with our asset/liability management strategy, we sell a significant portion of our one-to-four family residential loans into the secondary market. Commitments to sell these mortgage loans generally are made during the period between the taking of the loan application and the closing of the mortgage loan. Most of these sale commitments are made on a “best efforts” basis whereby we are only obligated to sell the mortgage if the mortgage loan is approved and closed. As a result, management believes that market risk is minimal. In addition, some of our mortgage loan production is brokered to other lenders prior to funding.

The Bank originates government residential mortgage loans which are sold servicing released. The Bank also originates conventional residential mortgage loans for its portfolio and for sale, both on servicing rights retained and released basis.

The Bank has not been required to repurchase any loans sold to any of its investors. Loan repurchases can be required on loans previously sold upon the occurrence of conditions established in the loan sale contract, including default by the borrower.

Mortgage Servicing. The Bank services loans for investors, including the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other financial institutions. These loans are originated by the Bank and then sold without recourse to our investors.

As of August 29, 2014, the Company sold its mortgage servicing rights with a book value of approximately $948,000 relating to loans previously sold to and serviced for Freddie Mac of approximately $134.8 million to another financial institution. This transaction closed on September 18, 2014 with a servicing transfer date of October 16, 2014 and satisfied all of the criteria to be accounted for as a sale of financial assets. Other than acting as interim subservicer between the sale date and the servicing transfer date, the Company does not have any continuing involvement with these financial assets. The Company may have potential repurchase exposure on these underlying mortgage loans based on investor demands related to facts and circumstances which may have pre-dated this transaction. The gain on sale of mortgage servicing rights amounted to $370,000. The amounts of these loans in the Bank’s mortgage loan servicing portfolio were $0.7 million at December 31, 2014 and approximately $142.2 million at December 31, 2013.

The balance of mortgage servicing rights, included in other assets, and the changes therein for the years ended December 31, 2014, 2013, and 2012 were as follows:

(In thousands)	2014	2013	2012
Balance at beginning of the year	$1,093	$1,039	$700
Servicing rights capitalized	36	380	692
Amortization of servicing rights	(195)	(370)	(323)
Periodic impairment	14	44	(30)
Servicing rights sale	(948)	-	-
Balance at the end of the year	$-	$1,093	$1,039

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

The largest outstanding multi-family real estate loan at December 31, 2014 had an outstanding balance of approximately $2.2 million and was performing according to its original terms at December 31, 2014.

The largest outstanding commercial real estate loan at December 31, 2014 had an outstanding balance of approximately $4.2 million and was performing according to its original terms at December 31, 2014.

Our largest commercial real estate loan relationship at December 31, 2014 involved four loans totaling approximately $5.8 million. These loans were performing according to their original terms at December 31, 2014.

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with a maximum term of 30 years. Our largest residential construction loan at December 31, 2014 had an outstanding balance of approximately $443,000. This loan was performing according to its original terms at December 31, 2014. We also make commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan or, in the case of a single family subdivision or construction or builder loan, be paid in full with the sale of the property after construction is complete. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 70% to 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser, depending on the type of property. We also require an inspection of the property before disbursement of funds during the term of the construction loan for both residential and commercial construction loans.

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

Commercial Business Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area. We offer a variety of commercial lending products. These loans are typically secured, primarily by business assets. These loans are originated with maximum loan-to-value ratios of 75% of the value of the business assets. We originate one-to-ten year term loans for the acquisition of equipment or business expansion, lines of credit for seasonal financing needs and demand loans for short term financing needs with specific repayment sources. Commercial business loans are generally written at variable rates which use the prime rate as published in The Wall Street Journal as an index and, depending on the qualifications of the borrower, an additional interest spread. These rates will change when and as the index rate changes without caps. Fixed-rate loans are written at market rates determined at the time the loan is granted and are based on the length of the term and the qualifications of the borrower. Our largest commercial business loan outstanding at December 31, 2014 was a loan in the amount of approximately $2.3 million and was performing according to its original terms at December 31, 2014.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates, and the value of the collateral.

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

The following table sets forth the dollar amount of all loans at December 31, 2014, and have either fixed interest rates or floating or adjustable rates. The amounts shown below exclude applicable loans in process, nonperforming loans and deferred loan fees, net:

	At December 31, 2014
(In thousands)	Fixed-Rate	Floating or Adjustable-Rates	Total
Real estate loans:
One-to-four family	$153,333	$27,406	$180,739
Construction	737	2,678	3,415
Multi-family and commercial real estate	11,416	111,110	122,526
Total real estate loans	165,486	141,194	306,680
Commercial business loans	6,506	19,295	25,801
Consumer loans	18,238	18,606	36,844
	$190,230	$179,095	$369,325

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

The following approval authorities have been instituted for all commercial credits:

Credit Exposure Amount	Approval Authority
$250,000 or less	Chief Credit Policy Officer or any Executive Credit Committee member
Over $250,000 to $1.5 million	Executive Credit Committee
Over $ 1.5 million to $3 million	Board Loan & Asset Quality Committee
Over $ 3 million	Full Board

In order for a credit to progress to the next higher level of approval, it must first be approved and recommended by the subordinate approval authority. Likewise, unanimous votes are required at the Executive Credit Committee level for a credit to be approved or recommended to Board Loan & Asset Quality Committee.

For one-to-four family loans and owner occupied residential construction loans, two underwriters or one underwriter and the Group Head of Consumer and Residential Lending and Loan Servicing or a member of the Executive Credit Committee may approve loans up to $800,000. Loans from $800,000 to $1.5 million may be approved by the Executive Credit Committee. Loans from $1.5 million to $3 million require the approval of the Board Loan & Asset Quality Committee and loans in excess of $3 million will have the approval of the full Board of Directors.

The Board of Directors approved the following positions to serve as Consumer Loan Committee for approving consumer credit applications: President, Chief Credit Policy Officer, Residential Lending Manager and the Consumer Loan Manager. The Board of Directors set the following loan approval limits for consumer loans:

$5,000 or less	Any of the above individually
$5,000 to $200,000	Any two of the above
Over $200,000 to $1.2 million	Requires Board Loan Committee approval
Over $1.2 million	Requires Full Board approval

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and allowance for loan losses. At December 31, 2014, our regulatory limit on loans to one borrower was $9.17 million. At that date, our largest lending relationship was approximately $5.8 million and consisted of four commercial mortgage loans, all of which were performing according to their original repayment terms. We also maintain a house limit (also known as a comfort limit) at 75% of our regulatory limit which was $6.9 million at December 31, 2014. All loans are less than the house limit as of December 31, 2014. The house limit defines a point at which the Bank may still prudently lend but which will cause discomfort due to size alone.

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. To address increased problem assets, we have placed our attention and resources on loan workouts. A new team of two officers with significant loan workout experience have been given responsibility for problem commercial loans. The new officers are contacting problem borrowers and following up more rigorously to improve our chances of a successful outcome in our workout efforts. Since 2013, the Bank has tightened its underwriting policies including more stringent loan to value and debt service coverage requirements. In addition, we engage an outside loan review firm to perform periodic reviews of the commercial loan portfolio. These reviews involve the analysis of our large borrowers, delinquent relationships, and loans which are classified and criticized. They also evaluate the loans for impairment to determine if a specific reserve is required on the loan.

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

Analysis of Nonperforming and Classified Assets. When a loan becomes more than 90 days delinquent, the loan is placed on nonaccrual status at which time the accrual of interest ceases, the interest previously accrued to income is reversed and the loan is placed on a cash basis. Payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time management’s assessment of full of collection of the loan.

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

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one-to-four family mortgage loans and consumer loans to be homogeneous and only evaluate them for impairment separately when they are delinquent or classified. Other loans are evaluated for impairment on an individual basis. Based on significant improvement in the Bank’s asset quality profile, the number of impaired loans decreased to 57 at December 31, 2014 from 107 at December 31, 2013.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$1,414	$2,439	$1,506	$1,682	$2,365
Multi-family and commerical real estate	375	1,428	7,157	5,247	1,931
Construction and land development	726	1,295	5,249	4,041	5,136
Commercial business loans	804	2,496	3,327	1,181	1,276
Consumer loans	187	322	131	295	419
Total	3,506	7,980	17,370	12,446	11,127

Troubled debt restructurings	1,600	5,403	8,278	12,235	6,761
Total nonperforming loans	5,106	13,383	25,648	24,681	17,888
Foreclosed real estate & other repossessed assets	335	1,846	735	873	421
Total nonperforming assets	$5,441	$15,229	$26,383	$25,554	$18,309

Total nonperforming loans to total loans	1.38%	3.61%	5.93%	5.19%	3.73%

Total nonperforming loans to total assets	1.03%	2.75%	4.87%	4.31%	3.15%

Total nonperforming assets to total assets	1.10%	3.13%	5.01%	4.47%	3.22%

Other than disclosed in the above table and in the classified assets table below, management believes that there are no other loans at December 31, 2014 and December 31, 2013 that we have serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Interest income that would have been recorded for the years ended December 31, 2014 and 2013 had non-accruing loans been current according to their original terms amounted to $80,000 and $816,000, respectively. The Company accounted for interest payments received on nonaccrual loans on the cash-basis method or the cost recovery method. For the years ended December 31, 2014, 2013 and 2012, interest income recognized on nonaccrual loans on the cash-basis method was $313,000, $831,000 and $948,000, respectively. For the years ended December 31, 2014 and 2013, the amounts of interest payments applied to principal under the cost recovery method were $36,000 and $314,000, respectively.

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

During 2014, we modified nine loans with aggregate outstanding balances of $602,000, either by a reduction of the interest rates, an extension of the terms, and/or interest only payments. As of December 31, 2014, four loans with an aggregate balance of $202,000 were performing in accordance with their modified terms with a current payment status and three modified loans with an aggregate balance of $327,000 have paid off. One modified loan with a balance of $63,000 was not performing in accordance with its modified terms at December 31, 2014. One modified loan with a balance of $10,000 was charged off during 2014.

Nonperforming assets totaled $5.4 million, or 1.1% of total assets, at December 31, 2014, which was a decrease of approximately $9.8 million, or 64.3%, from December 31, 2013. Nonperforming loans, comprised of nonaccrual loans and nonaccruing TDRs, accounted for 93.9% of the total nonperforming assets at December 31, 2014. Nonperforming assets totaled $15.2 million, or 3.13% of total assets, at December 31, 2013, which was a decrease of approximately $11.2 million, or 42.3%, from December 31, 2012. Nonperforming loans accounted for 87.9% of the total nonperforming assets at December 31, 2013.

At December 31, 2014, our allowance for loan losses represented 1.63% of total gross loans and 118.0% of nonperforming loans compared to 2.67% of total gross loans and 73.9% of nonperforming loans at December 31, 2013. The allowance for loan losses decreased $3.9 million from $9.9 million at December 31, 2013 to $6.0 million at December 31, 2014. The decrease in the allowance was largely the result of net charge-offs of $2.1 million and a $1.7 million credit provision for loan losses during the period. The credit provision was based primarily on the improvement in the level of nonperforming loans during 2014 and the significant decrease in the Bank’s loan loss experience.

The following table provides information with respect to the activity within our nonperforming loans for the years ended December 31, 2014 and 2013.

Nonperforming Loans
(In thousands)

Balance at December 31, 2012		$25,648

Additions to nonperforming loans		17,187

Removed from nonperforming loans:
Loans brought current	(1,684)
Principal paydowns	(2,007)
Paid in full or sold	(16,362)
Foreclosure	(3,729)
Charged off	(5,670)
Total removed		(29,452)

Balance at December 31, 2013		$13,383

Additions to nonperforming loans		1,332

Removed from nonperforming loans:
Loans brought current	(2,005)
Principal paydowns	(603)
Paid in full or sold	(6,382)
Foreclosure	(454)
Charged off	(165)
Total removed		(9,609)
Balance at December 31, 2014		$5,106

Federal regulations require us to regularly review and classify our assets. In addition, our regulators have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. If we classify an asset as loss, we must charge-off such amount.

The following table shows the aggregate amounts of loans classified by credit risk ratings at the dates indicated.

	At December 31,
	2014	2013
	(In thousands)
Substandard accruing	$2,346	$2,913
Substandard nonaccruing	5,105	13,290
Total substandard	7,451	16,203
Doubtful	-	93
Total adversely classified loans	7,451	16,296

Special mention loans	6,538	32,511
Total criticized loans	$13,989	$48,807

Special mention loans at December 31, 2014 and December 31, 2013 included nonaccrual loans in the amounts of zero and $102,000, respectively. Substandard loans at December 31, 2014 and December 31, 2013 included nonaccrual loans of $5.1 million and $12.6 million, respectively. There were no doubtful loans at December 31, 2014. Doubtful loans at December 31, 2013 included nonaccrual loans of $93,000.

In 2014, the Company sold $11.4 million principal amount of primarily adversely classified loans (i.e. loans classified substandard or doubtful) in connection with its plan to reduce the level of classified loans in a series of transactions in which the financial assets transferred satisfied all of the criteria to be accounted for as sales of financial assets.

The impact of these sale transactions and the writedown of the carrying value of these loans held for sale amounted to $1.7 million in net charge-offs against the Company’s allowance for loan losses and $247,000 in expenses on the sale of loans. Furthermore, these transactions resulted in a $10.2 million reduction in adversely classified loans during 2014.

In June 2013 the Company sold $20.8 million in credit impaired loans which resulted in $5.1 million in net charge-offs against the Company’s allowance for loan losses.

Delinquencies. The following table provides information about delinquencies in our loan portfolios at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	Delinquencies
As of December 31, 2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans:
One-to-four family	$349	$153	$1,594	$2,096	$178,643	$180,739	$-
Construction and land development	-	-	726	726	2,689	3,415	-
Multi-family and commercial real estate:							-
Investor owned one-to-four family and multi-family	-	-	389	389	25,072	25,461	-
Industrial and warehouse	-	-	-	-	24,875	24,875	-
Office buildings	-	-	206	206	24,262	24,468	-
Retail properties	-	-	-	-	17,346	17,346	-
Special use properties	-	-	-	-	30,376	30,376	-
Subtotal multi-family and commercial real estate	-	-	595	595	121,931	122,526	-
Commercial business loans	972	-	703	1,675	24,126	25,801	-
Consumer loans:
Home equity loans	222	97	28	347	28,353	28,700	-
Other consumer loans	6	-	-	6	8,138	8,144	-
Subtotal consumer	228	97	28	353	36,491	36,844	-
Total	$1,549	$250	$3,646	$5,445	$363,880	$369,325	$-

	Delinquencies
As of December 31, 2013	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Daysand Accruing
(In thousands)
Real estate loans:
One-to-four family	$1,217	$397	$2,564	$4,178	$182,807	$186,985	$-
Construction and land development	970	538	1,799	3,307	2,302	5,609	-
Multi-family and commercial real estate:							-
Investor owned one-to-four family and multi-family	861	-	621	1,482	14,890	16,372	-
Industrial and warehouse	-	-	32	32	29,964	29,996	-
Office buildings	-	108	206	314	21,098	21,412	-
Retail properties	423	-	-	423	23,096	23,519	-
Special use properties	346	-	169	515	31,320	31,835	-
Subtotal multi-family and commercial real estate	1,630	108	1,028	2,766	120,368	123,134	-
Commercial business loans	487	153	1,598	2,238	23,268	25,506	-
Consumer loans:
Home equity loans	155	28	142	325	26,635	26,960	-
Other consumer loans	2	3	-	5	2,316	2,321	-
Subtotal consumer	157	31	142	330	28,951	29,281	-
Total	$4,461	$1,227	$7,131	$12,819	$357,696	$370,515	$-

The significant decrease in delinquencies is attributed to management’s loan workout efforts, including the 2013 and 2014 sales of credit impaired loans.

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

Our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. The examination may require us to make additional provision for loan losses based on judgments different from ours. The Bank also periodically engages an independent consultant to review the methodology, analysis and adequacy of the allowance for loan and lease losses. However, the consultant does not recommend a dollar level of the allowance. In addition, the consultant reviews our commercial loan portfolio and evaluates the Bank’s loan classifications based on their review as to the specific credits in the portfolio.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Allowance at beginning of period	$9,891	$14,500	$8,053	$6,393	$3,996
Provision for loan losses	(1,747)	4,150	17,725	4,293	3,360
Charge offs:
Real estate loans	2,291	8,065	9,590	1,850	197
Commercial business loans	194	1,817	1,594	516	754
Consumer loans	25	182	150	271	27
Total charge-offs	2,513	10,064	11,334	2,637	978
Recoveries:
Real estate loans	92	723	40	-	-
Commercial business loans	168	577	15	3	15
Consumer loans	132	5	1	1	-
Total recoveries	392	1,305	56	4	15
Net charge-offs (recoveries)	2,121	8,759	11,278	2,633	963
Allowance at end of period	$6,023	$9,891	$14,500	$8,053	$6,393
Allowance to nonperforming loans	117.96%	73.91%	56.53%	32.63%	35.74%
Allowance to total loans outstanding at the end of the period	1.63%	2.67%	3.35%	1.70%	1.33%
Net charge-offs to average loans outstanding during the period	0.57%	2.14%	2.48%	0.55%	0.20%

As previously stated, the Company sold $11.4 million principal amount of primarily adversely classified loans in June 2014 in two separate transactions which resulted in $1.7 million in net charge-offs. In June 2013, the Company sold $20.8 million in credit impaired loans which resulted in $5.1 million in net charge-offs against the Company’s allowance for loan losses.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2014			2013
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to-four family	$1,633	27.11%	48.94%	$1,849	18.69%	50.47%
Multi-family and commercial real estate	3,097	51.42%	33.18%	5,097	51.53%	33.23%
Construction and land development	414	6.87%	0.92%	1,118	11.30%	1.51%
Commercial business loans	592	9.83%	6.99%	1,443	14.59%	6.88%
Consumer loans	287	4.77%	9.97%	384	3.88%	7.91%
Total allowance for loan losses	$6,023	100.00%	100.00%	$9,891	100.00%	100.00%

	At December 31,
	2012			2011
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to-four family	$1,988	13.71%	46.50%	$1,745	21.67%	45.41%
Multi-family and commercial real estate	4,892	33.74%	33.73%	3,745	46.50%	33.53%
Construction and land development	4,468	30.81%	5.39%	1,327	16.47%	6.35%
Commercial business loans	2,725	18.79%	7.60%	754	9.36%	7.68%
Consumer loans	427	2.94%	6.78%	482	6.00%	7.03%
Total allowance for loan losses	$14,500	100.00%	100.00%	$8,053	100.00%	100.00%

	At December 31,
	2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to-four family	$1,585	24.79%	45.56%
Multi-family and commercial real estate	2,714	42.45%	6.42%
Construction and land development	600	9.39%	33.29%
Commercial business loans	884	13.83%	7.22%
Consumer loans	610	9.54%	7.51%
Total allowance for loan losses	$6,393	100.00%	100.00%

Investment Activities

Our securities portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, state and local municipal obligations, as well as U.S. Government and agency obligations. Securities increased by $23.6 million in the year ended December 31, 2014 due to the purchase of additional mortgage-backed securities and U.S. Government agency obligations during this period, partially offset by principal repayments on mortgage-backed securities. Securities increased by $18.9 million in the year ended December 31, 2013 due to the purchase of additional mortgage-backed securities and U.S. Government agency obligations during this period, partially offset by the sale of its auction rate trust preferred securities as well as principal repayments on mortgage-backed securities.

All of our mortgage-backed securities and substantially all of our collateralized mortgage obligations were issued either by Ginnie Mae, Fannie Mae or Freddie Mac. During the year ended December 31, 2014, the Company did not recognize any other than temporary impairment on its securities. During the year ended December 31, 2013, the Company recognized $1.8 million in other than temporary impairment, primarily on its auction rate preferred securities.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return.  During 2014, we continued to actively manage our portfolio. The size of the portfolio increased to provide liquidity and assist in the balancing of our interest sensitivity position. We reduced our position in longer duration callable securities and diversified into municipal obligations. Our board of directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Asset/Liability and Investment Committees.  The Investment Committee meets regularly and is responsible for approval of investment strategies and monitoring of investment performance.  Senior management has the overall responsibility for the daily investment activities and has authorized the CFO to make investment decisions consistent with our investment policy.

The following table sets forth the amortized costs and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost Basis	Value	Cost Basis	Value	Cost Basis	Value
Available-for-sale securities:
U.S. Government and agency obligations	$5,000	$5,042	$16,601	$16,506	$1,006	$1,029
U.S. Government agency mortgage-backed securities	51,904	53,087	22,874	22,869	13,270	13,960
U.S. Government agency collateralized mortgage obligations	12,802	13,179	3,736	3,738	974	985
Private label collateralized mortgage obligations	-	-	258	266	314	294
Auction-rate trust preferred securities	-	-	5,893	5,893	7,700	7,216
Obligations of state and municipal subdivisions	5,920	6,230	-	-	-	-
Total available-for-sale securities	$75,626	$77,538	$49,362	$49,272	$23,264	$23,484
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$13,441	$13,633	$18,149	$18,243	$25,519	$26,107
Total securities	$89,067	$91,171	$67,511	$67,515	$48,783	$49,591

At December 31, 2014, we did not own any securities, other than U.S. Government and agency securities, to which the obligation of any one issuer was in excess of 10% of our total stockholders’ equity at that date.

In November 2013, the Company securitized approximately $13.6 million in 30-year, fixed rate residential mortgage loans into U.S. agency mortgage backed securities. The purpose of this securitization was to transform residential mortgage loans into more liquid mortgage-backed securities which have a lower risk-based capital requirement and could be pledged for borrowings. This transfer of financial assets met the criteria established under FASB ASC Topic 860 and has been accounted for as a true sale of the residential mortgage loans, resulting in no gain or loss on the sale.

The amortized cost and fair value of securities at December 31, 2014, by expected maturity, are set forth below. Actual maturities of mortgage-backed securities and collateralized mortgage obligations may differ from contractual maturities because the mortgages underlying the securities may be prepaid or called with or without call or prepayment penalties. Because these securities are not due at a single maturity date, the maturity information is not presented.

	Available-for-Sale		Held-to-Maturity
At December 31, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agency mortgage-backed securities	$51,904	$53,087	$13,441	$13,633
U.S. Government agency collateralized mortgage obligations	12,802	13,179	-	-
Subtotal	64,706	66,266	13,441	13,633
Securities with fixed maturities:
Due in one year or less	-	-	-	-
Due afer one year through five years	-	-	-	-
Due afer five years through ten years	1,898	2,009	-	-
Due after ten years	9,022	9,263	-	-
	10,920	11,272	-	-
Total	$75,626	$77,538	$13,441	$13,633

At December 31, 2014 and 2013, securities with amortized costs of $17.6 million and $19.5 million and fair values of $17.8 million and $19.7 million respectively, were pledged as collateral to secure municipal deposits and repurchase agreements.

Bank Owned Life Insurance. We have purchased life insurance policies on certain key executives to help offset the costs of certain benefits provided to Naugatuck Valley Savings’ employees. Bank owned life insurance totaled $10.4 million at December 31, 2014. Bank owned life insurance is recorded as an asset at the lower of its cash surrender value or the amount that can be realized. Income earned on bank owned life insurance policies is exempt from income taxes. This program is monitored on an annual basis to ensure that Naugatuck Valley Savings remains within the established guidelines outlined in the bank regulatory policies. The risks that are reviewed on an ongoing basis are: liquidity risk; transaction/operational risk; tax and insurable interest implications; reputation risk; credit and interest rate risk; price risk; and compliance/legal risk.

Deposit Activities

The vast majority of our depositors are residents of the State of Connecticut. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, checking accounts, money market accounts, regular savings accounts, health savings accounts, certificates of deposit and various retirement accounts. Generally, we do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our profitability, asset/liability management strategies and customer preferences. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
(In thousands)	2014	2013	2012
Noninterest bearing demand deposits	$68,957	$69,147	$70,300
Interest bearing deposits:
Now accounts and money market accounts	50,738	49,514	38,965
Savings accounts	108,488	117,004	117,259
Time certificates	145,276	155,182	176,378
Total interest bearing deposits	304,502	321,700	332,602
Total deposits	$373,459	$390,847	$402,902

The following table indicates the amount of jumbo certificate accounts by time remaining until maturity at December 31, 2014. Jumbo certificate accounts require minimum deposits of $250,000.

Certificate
Maturity Period	Accounts
(In thousands)
Three months or less	$-
Over three through six months	1,219
Over six through twelve months	592
Over twelve months	11,427
Total	$13,238

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

The following table presents certain information regarding our Federal Home Loan Bank advances during the periods and at the dates indicated.

	At or for the year to date period ended
(Dollars in thousands)	2014	2013	2012
Maximium amount of advances outstanding at any month-end during the period	$65,866	$41,475	$64,004
Average advances outstanding during the period	47,257	33,817	54,771
Weighted average interest rate during the period	1.43%	2.50%	2.80%
Balance outstanding at the end of the period	$53,762	$25,293	$41,475
Weighted average interest rate at end of period	1.43%	2.15%	2.72%

We also use securities sold under agreements to repurchase periodically as a source of borrowings. As of December 31, 2014, we had no securities sold under agreements to repurchase outstanding.

Stockholders’ Equity. Total stockholders’ equity increased by $2.7 million, or 4.5%, to $60.9 million at December 31, 2014 from $58.2 million at December 31, 2013. Total stockholders’ equity decreased by $8.7 million, or 13.0%, to $58.2 million at December 31, 2013 from $66.9 million at December 31, 2012. The increase in stockholders’ equity for the year ended December 31, 2014 was primarily due to net income of $1.0 million and an increase of $1.4 million in accumulated other comprehensive income due to an increase in unrealized gains on securities available-for-sale.

Subsidiaries

Naugatuck Valley Financial’s sole subsidiary is Naugatuck Valley Savings.

At December 31, 2013, Naugatuck Valley Savings had two wholly-owned subsidiaries, Naugatuck Valley Mortgage Servicing Corporation (“NVMSC”) and Church Street OREO One, LLC. Established in 1999 under Connecticut law, NVMSC, a passive investment corporation was organized in order to take advantage of certain state tax benefits. Its primary business has been to service mortgage loans which the Bank originated and subsequently transferred to NVMSC. During 2014, the Bank sold its mortgage servicing rights and downsized its loan servicing staff. This downsizing resulted in the Bank not having the minimum staffing number to qualify for state tax benefits from its passive investment corporation. Based on this ineligibility and the uncertainty related to the future realizability of all of the current and future state tax benefits from the continued operation of this entity, NVMSC was dissolved on December 23, 2014. Church Street OREO One, LLC was established in February 2013 to hold properties acquired through foreclosure as well as non judicial proceedings.

Personnel

At December 31, 2014, we had 113 full-time employees and 15 part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Capital Requirements.  Prior to the January 1, 2015 Basel III implementation date for community banks, the applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2014, Naugatuck Valley Savings met each of its capital requirements.

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

Basel III

On July 9, 2013, the federal bank regulatory agencies issued a final rule that revises their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

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

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), unless the depository institution elects to exclude such items by opting out in their March 31, 2015 Call Report.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

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

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Naugatuck Valley Savings and Loan received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions, including dividend limitations. The Dodd-Frank Act made noncompliance with the qualified thrift lender test subject to agency enforcement action as a violation of law. As of December 31, 2014, Naugatuck Valley Savings maintained 76.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Federal savings banks are required to pay assessments to their primary federal regulator to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. Naugatuck Valley Savings had $225,000 in assessments for the year ended December 31, 2014.

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

Federal Home Loan Bank System. Naugatuck Valley Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Naugatuck Valley Savings, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Naugatuck Valley Savings was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2014 of $4.5 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily negotiable orders of withdrawal (NOW) and regular checking accounts). For 2014, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio was applied above $89.0 million. The first $13.3 million of otherwise reservable balances were exempted from the reserve requirements. These amounts are adjusted annually and, for 2015, require a 3% ratio for up to $103.6 million and an exemption of $14.5 million. Naugatuck Valley Savings complies with the foregoing requirements.

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

On May 21, 2013, the Company entered into a Memorandum of Understanding (‘MOU”) with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making capital distributions without prior written approval of the Federal Reserve Bank of Boston.

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

Future Legislation. Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the recent enactments of the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.Executive Officers of the Registrant

The executive officers of Naugatuck Valley Financial and Naugatuck Valley Savings are elected annually by the Board of Directors and serve at the Board’s discretion. The executive officers of Naugatuck Valley Financial and Naugatuck Valley Savings at December 31, 2014 are as follows:

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

Ages presented are as of December 31, 2014.

William C. Calderara has served as President and Chief Executive Officer of Naugatuck Valley Financial and Naugatuck Valley Savings since September 2012. From February 2008 until September 2012, Mr. Calderara served as Senior Vice President/Chief Loan Officer of Newtown Savings Bank in Newtown, Connecticut. From July 1998 to February 2008, he served as Executive Vice President/Corporate Secretary of Fairfield County Bank in Ridgefield, Connecticut. Age 54. Director of Naugatuck Valley Savings and of Naugatuck Valley Financial since 2012.

James Hastings has served as Executive Vice President and Chief Financial Officer of Naugatuck Valley Financial and Naugatuck Valley Savings since April 2013. From January 2008 until August 2012, Mr. Hastings served as Executive Vice President and Chief Financial Officer of Southern Community Financial Corporation and its subsidiary bank, Southern Community Bank and Trust (a $1.6 billion commercial bank headquartered in Winston-Salem, North Carolina). From August 2012 until February 2013, Mr. Hastings served initially as the interim Chief Executive Officer of Southern Community Financial Corporation and its subsidiary bank until this organization was acquired by Capital Bank, N.A. in September 2012 and then became a Senior Financial Executive of Capital Bank N.A. Age 62.

James E. Cotter has served as Executive Vice President and Chief Operating Officer of Naugatuck Valley Financial and Naugatuck Valley Savings since May 2013. From February 2006 until April 2013, Mr. Cotter served as Senior Vice President – Retail Banking of Newtown Savings Bank in Newtown, Connecticut. From January 2000 to February 2006, he served as Senior Vice President of Fairfield County Bank in Ridgefield, Connecticut. Mr. Cotter is a registered Certified Public Accountant with the State of Connecticut. Age 54.

Mark C. Foley has served as Executive Vice President and Chief Credit Policy Officer of Naugatuck Valley Financial and Naugatuck Valley Savings since May 2013. From November 2011 until May 2013, Mr. Foley served as Executive Vice President and Chief Credit Officer of Patriot National Bank in Stamford, Connecticut. From May 2010 to November 2011, he served as Chief Credit Officer and Chief Risk Officer of Herald National Bank in New York, New York. From November 2004 to April 2010, Mr. Foley served as Managing Director of Forensic Investigative Associates in New York, New York. Age 63.

ITEM 1A. RISK FACTORS.

Risks Related to our Business

Commercial real estate loans and commercial business loans have a higher risk of loss than residential mortgage loans and consumer loans.

At December 31, 2014, $148.3 million, or 40.2%, of our loan portfolio consisted of commercial real estate and commercial business loans, a decrease of $313,000, or 0.2%, from $148.6 million, or 40.1%, at December 31, 2013. Commercial real estate and commercial business loans have a higher risk of default and loss than owner-occupied single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrower. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers than single-family residential loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our nonperforming assets expose us to increased risk of loss, which may negatively affect our earnings.

Despite the decrease in our nonperforming assets of $9.8 million, or 64.3%, during the year ended December 31, 2014, we still had nonperforming assets of $5.4 million, or 1.1% of total assets at December 31, 2014. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Naugatuck Valley Savings and Loan. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At December 31, 2014, our allowance for loan losses amounted to $6.0 million, or 1.6% of total loans outstanding and 118.0% of nonperforming loans.

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

We could experience further adverse consequences in the event of another economic downturn in our market due to our exposure to commercial loans across various lines of business. Another economic downturn could adversely affect collateral values or cash flows of the borrowing businesses, and as a result our primary source of repayment could be insufficient to service the debt. Another adverse consequence in the event of another economic downturn in our market could be the loss of collateral value on commercial and real estate loans that are secured by real estate located in our market area. If real estate values in our market remain below their pre-recession levels or decline again the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation.

Our strategy of controlling commercial loan growth may have a negative effect on our earnings.

At December 31, 2014, our construction loan portfolio, commercial real estate portfolio and commercial business loan portfolio amounted to 5.6%, 200.6% and 42.2% respectively, of our total regulatory capital (Tier 1 capital plus ALLL) at that date. These percentages are within the limits of the loan concentration policy that we have established for these types of higher risk loans. See “Item 1. Business – Lending Activities – General” for further information regarding the policy limits. We intend to maintain our construction loan portfolio. However, we intend to grow our commercial real estate loan and commercial business loan portfolios, as a percentage of total regulatory capital. Our regulators may instruct or advise us to reduce these concentration levels if they deem it warranted. Commercial loans generally have higher yields than residential mortgage loans because they are considered to have a higher risk of loss. Our controlled growth strategy, or any change in strategy that makes it more stringent, may have a negative effect on our earnings.

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

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.6% of total loans outstanding and 118.0% of nonperforming loans at December 31, 2014. Our allowance for loan losses at December 31, 2014, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our emphasis on residential mortgage and commercial real estate loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2014, $180.7 million, or 48.9%, of our loan portfolio consisted of one-to-four family residential mortgage loans, $28.7 million, or 7.8%, of our loan portfolio consisted of home equity loans and $122.5 million, or 33.2% of our loan portfolio consisted of commercial real estate loans. We originate home equity lines of credit with maximum combined loan-to-value ratios of up to 75%. Declines in the housing market and the increase in vacancy rates in the commercial real estate market during the past five years resulted in declines in real estate values in our market area. Despite the recent stabilization of these values, future declines in real estate values could cause some of our mortgage, home equity and commercial real estate loans to be inadequately collateralized which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

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

New capital rules generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the Federal Reserve and the OCC adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. Beginning in 2015, our minimum capital requirements will be: (i) a common Tier 1 equity ratio of 4.5%; (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%); and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. Savings and loan holding companies that have total consolidated assets of less than $500 million and meet certain other requirements, such as Naugatuck Valley Financial, are exempt from the Federal Reserve’s regulatory capital requirements. The Federal Reserve has proposed increasing the asset threshold for this exemption to $1 billion.

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

If we conclude that the decline in value of any of our investment securities is other-than-temporary, we are required to write down the value of that security.

Companies are required to record other-than-temporary impairment if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment for the amount of credit losses, regardless of the intent or requirement to sell. We evaluate investments that have a fair value less than book value for other-than-temporary impairment on a quarterly basis. Changes in the expected cash flows, credit enhancement levels or credit ratings of investment securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write down the value of these securities. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2014, which is the most recent date for which information is available, we held less than 2% of the deposits in each of the counties in which our offices are located. Several of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

The Bank’s business is highly dependent on the ability to process, record and monitor, on a continuous basis, a large number of transactions. Integral to the Bank’s performance is the continued efficiency of internal processes, systems, relationships with third parties, and employees in day-to-day operations. With regard to the physical infrastructure and systems that support operations, the Bank has taken measures to implement backup systems and other safeguards. The ability to conduct business may be adversely affected by any significant and widespread disruption to the infrastructure or systems. Financial, accounting, data processing, backup or other operating systems may fail to operate properly as a result of events that are wholly or partially beyond the Bank’s control and adversely affect the ability to process transactions or provide services. The Bank continuously updates these systems to support operations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.

Information security risks for financial institutions have significantly increased in recent years because of proliferation of new technologies, use of the Internet and telecommunications technologies to conduct financial transactions, and increased sophistication of organized crime, hackers, terrorists and other external parties. The Bank’s operations rely on secure processing, transmission and storage of confidential, proprietary and other information in computer systems and networks. The banking business relies on digital technologies, computer and email systems, software, and networks to conduct operations. In addition, to access products and services, customers may use personal smartphones, PCs and other computing devices, tablet PCs and other mobile devices that are beyond the Bank’s control systems. Technologies, systems, networks and customers’ devices could be subject to the target of cyber attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of the Bank’s or customers’ confidential, proprietary and other information, or otherwise disrupt the Bank’s customers’ or other third parties’ business operations.

The Bank has not experienced any material losses relating to cyber attacks or other information security breaches, however there can be no assurance that such losses will not occur in the future. As a result, cybersecurity and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber threats continue to evolve, the Bank may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any information security vulnerabilities.

In addition, the Bank also faces risk of operational failure, termination or capacity constraints for any third party that provides business or facilitates business activities. Any such failure, termination or constraint could adversely affect the Bank’s ability to effect transactions, service clients, manage exposure to risk or expand business, and could have an adverse impact on liquidity, financial condition and results of operations.

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

We conduct our business through our main office and branch offices. We own our main office and four of our branches. We lease four of our branch facilities under leases that expire in 2016 through 2020, each of which have options to renew.

All of our properties, including land, buildings and improvements, furniture, equipment and vehicles had a net book value at December 31, 2014 of $9.1 million. See further information presented in Note 7 to the Consolidated Financial Statements, which are presented in Item 8 in this Form 10-K.

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

On February 20, 2014, the court entered a scheduling order providing a period for completion of discovery and the filing of dispositive motions. However, on May 23, 2014 those deadlines were stayed by the court pending regulatory consideration of a settlement. The settlement agreement proposed by the parties is currently under review by the regulatory agencies. A status conference has been set by the court for May 13, 2015.

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

Naugatuck Valley Financial’s common stock is listed on the Nasdaq Global Market under the trading symbol “NVSL.” The following table sets forth the high and low sales prices of the common stock, as reported on the Nasdaq Global Market, and the dividend declared, if any, by Naugatuck Valley Financial during each quarter of 2014 and 2013.

	High	Low	Dividends
Year Ending December 31, 2014:
Fourth Quarter	$8.58	$7.52	$0.00
Third Quarter	8.63	7.60	0.00
Second Quarter	8.89	7.52	0.00
First Quarter	7.85	7.07	0.00
Year Ended December 31, 2013:
Fourth Quarter	$7.55	$7.00	$0.00
Third Quarter	7.94	7.01	0.00
Second Quarter	7.50	6.96	0.00
First Quarter	7.28	6.61	0.00

At March 19, 2015, there were 732 holders of record of Naugatuck Valley Financial’s common stock.

For a discussion of restrictions on the payment of cash dividends by Naugatuck Valley Financial, see “Business—Regulation and Supervision—Regulation of Federal Savings Institutions—Limitation on Capital Distributions” in this Annual Report on Form 10-K and note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Naugatuck Valley Financial did not repurchase any stock during the year ended December 31, 2014.

Stock Performance Graph

The chart shown below depicts total return to stockholders during the period beginning December 31, 2009 and ending December 31, 2014. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as any cash dividends paid to common stockholders. Indicies shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which is a nationally recognized index of stock performance for publicly traded companies and the NASDAQ Bank Index, which is an index that contains securities of NASDAQ- listed companies according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in Naugatuck Valley Financial’s common stock and each of the three indicies was $100 on December 31, 2009, and that all dividends were reinvested in Naugatuck Valley Financial’s common stock.

Index	2009	2010	2011	2012	2013	2014
Naugatuck Valley Financial Corporation	$100.00	$117.60	$118.29	$115.85	$126.13	$149.13
NASDAQ Composite	$100.00	$116.91	$114.81	$133.07	$184.06	$208.71
NASDAQ Bank Index	$100.00	$111.89	$97.98	$113.45	$157.59	$162.07

ITEM 6.	SELECTED FINANCIAL DATA.

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

	At December 31,
(In thousands)	2014	2013	2012	2011	2010
Selected financial condition data:
Total assets	$495,090	$486,781	$526,800	$572,899	$568,743
Securities held-to-maturity	13,441	18,149	25,519	25,292	15,334
Securities available-for-sale	77,538	49,272	23,484	25,051	31,683
Loans receivable, net	363,259	360,568	417,581	466,953	473,521
Cash and cash equivalents	10,940	26,374	23,123	15,436	11,186
Deposits	373,459	390,847	402,902	410,887	405,875
Borrowed funds	53,762	29,466	47,870	70,817	102,842
Total stockholders' equity	60,871	58,234	66,908	82,314	52,260

	For the Year Ended December 31,
(Dollars in thousands, except for per share data)	2014	2013	2012	2011	2010
Selected operating data:
Interest and dividend income	$19,771	$20,612	$24,611	$27,523	$28,812
Interest expense	3,109	3,678	5,385	8,252	10,279
Net interest income	16,662	16,934	19,226	19,271	18,533
(Credit) provision for loan losses	(1,747)	4,150	17,725	4,293	3,360
Net interest income after provision for loan losses	18,409	12,784	1,501	14,978	15,173
Noninterest income	4,267	1,172	4,625	4,664	3,014
Noninterest expense	21,688	22,425	21,226	17,150	15,907
Income (loss) before tax provision (benefit)	988	(8,469)	(15,100)	2,492	2,280
(Benefit)/provision for income taxes	(13)	370	148	850	829
Net income (loss)	$1,001	$(8,839)	$(15,248)	$1,642	$1,451
Net income (loss) per share	$0.15	$(1.33)	$(2.31)	$0.24	$0.21
Dividends per share	$-	$-	$0.09	$0.12	$0.12

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010	2009
Performance ratios:
Return (loss) on average assets	0.20%	(1.73)%	(2.74)%	0.28%	0.25%	0.37%
Return (loss) on average equity	1.70%	(13.92)%	(19.40)%	2.40%	2.79%	4.10%
Interest rate spread (1)	3.43%	3.39%	3.49%	3.36%	3.32%	3.00%
Net interest margin (2)	3.49%	3.47%	3.61%	3.50%	3.42%	3.09%
Noninterest expense to average assets	4.34%	4.40%	3.81%	2.97%	2.79%	2.68%
Efficiency ratio (3)	103.64%	123.87%	88.85%	70.46%	72.74%	78.43%
Dividend payout ratio (4)	N/M	N/M	N/M	50.00%	23.48%	24.25%
Book value per common share	$8.69	$8.32	$9.56	$11.75	$7.45	$12.03
Equity to assets ratio	12.29%	11.97%	12.70%	14.37%	9.19%

Capital ratios - bank:
Total capital to risk-weighted assets	18.67%	18.01%	16.21%	17.08%	11.84%	11.10%
Tier I capital to risk-weighted assets	17.41%	16.74%	14.92%	15.82%	10.59%	10.16%
Tier I capital to adjusted total assets	11.13%	11.04%	9.98%	11.79%	8.03%	7.76%

Asset quality ratios:
Allowance for loan losses as a percent of total loans	1.63%	2.67%	3.35%	1.70%	1.33%	0.84%
Allowance for loan losses as a percent of nonperforming loans	117.96%	73.91%	56.53%	32.63%	35.74%	66.60%
Net charge-offs (recoveries) to average loans outstanding during the period	0.57%	2.14%	2.48%	0.55%	0.20%	n/a
Nonperforming loans as a percent of total loans	1.38%	3.61%	5.93%	5.19%	3.73%	1.26%
Nonperforming assets as a percent of total assets	1.10%	3.13%	5.01%	4.47%	3.22%	1.10%

Other data:
Number of:
Full service customer service facilities	9	10	10	10	10	10

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense (less intangible amortization) divided by the sum of net interest income and noninterest income.
(4)	Represents dividends declared divided by net income. There were no dividends declared for the year ended December 31, 2014. The ratio is not meaningful for the 2013 and 2012 periods due to the net loss for those years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company considers its most critical accounting policies, requiring the use of estimates, to be the allowance for loan losses and other than temporary impairments in the market value of investments, deferred income taxes and, fair value of financial instruments, and transfers of financial assets.

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

Previously, the Company’s historical loss experience was derived from the net loan charge-offs incurred in the prior four quarters and apportioned against the related loan portfolio segment to determine an average loss history factor for each segment. Beginning with the June 30, 2013 calculation, the Company adopted a two year weighted average as the basis for the calculation of its historical loss experience in which the current year is weighted 56% versus 44% for the prior year experience. While the Company is mindful of its loss history, loss experience from the past four quarters may not accurately reflect losses embedded in the older vintages of loans originated in prior years. It is therefore considered by the Company to be more appropriate to look back at least two years in establishing loss history, albeit more heavily weighted to the current year. As discussed above, the Company believes it has significantly improved its risk grades through its increased workout efforts and as evidenced by the sales of approximately $32 million principal amount of primarily adversely classified loans in 2013 and 2014. The general loan loss component derived from the loss history utilizing a longer time period which contains more heightened, recent losses will be more consistent with, and reflective of, the inherent loss experience in the loan portfolio.

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

For additional information regarding the allowance for loan losses, its relation to the provision for loan losses, risk related to asset quality and lending activity, see “Results of Operations for the Years Ended December 31, 2014, and 2013 - Provision for Loan Losses” below, Part I of “Item 1. Business - Analysis of Allowance for Loan Losses” as well as Note 4 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”.

Other-Than-Temporary Impairments in the Market Value of Investments. Investment securities are reviewed at each reporting period for other-than-temporary impairment. For debt securities, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis. The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more-likely-than-not that the Company will not be required to sell the debt security prior to recovery. In determining whether a credit loss exists and the period over which the fair value of the debt security is expected to recover, management considers the following factors: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; any external credit ratings; the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; the level of credit enhancement provided by the structure; and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered credit related and a charge to earnings is recorded.

Deferred income taxes. The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2014 and December 31, 2013, valuation allowances of $16.0 million and $8.7 million, respectively, were established because management believes it is more-likely-than-not that the net balance of the deferred tax asset will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company determined that it had no liabilities for uncertain tax positions at December 31, 2014 and 2013. See Note 14 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, put presumably beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor; and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Financial Condition at December 31, 2014 and 2013

During the year ended December 31, 2014, our total assets increased to $495.1 million from $486.8 million at the prior year end. This increase was primarily attributable to the increase in our investment securities of $23.6 million. Compared to the December 31, 2013 level, gross loans decreased year-over-year by only $1.2 million, or 0.3%. Business development and loan origination efforts began to show results in the second half of 2014 and largely offset sales of impaired loans in June 2014, weak loan demand and management’s focus on problem loan remediation. The Company’s liquidity improved during the year as investment securities and cash and cash equivalents increased $8.1 million, or 8.7%. Total deposits were $373.5 million at December 31, 2014, a decrease of $17.4 million, or 4.4%, from the year ago period. Time deposits decreased $9.9 million while demand deposits and NOW accounts increased $1.0 million. With the decline in deposit offering rates throughout the banking industry, management decided to influence its deposit mix by less aggressively pricing its time deposits, especially for terms of one year or less. As a result, rate sensitive depositors moved their funds to other investment opportunities. Asset quality metrics showed improvement through more robust problem asset identification and resolution efforts, including the impaired loan sales in June 2014 and June 2013. Nonperforming loans declined 61.8% to $5.1 million, or 1.4% of total loans, at December 31, 2014 from $13.4 million, or 3.6% of total loans, at December 31, 2013. Nonperforming assets decreased 64.3% to $5.4 million, or 1.1% of total assets, at December 31, 2014 from $15.2 million, or 3.1% of total assets, at December 31, 2013.

The $1.2 million decrease in the loan portfolio during 2014 was attributable to a decrease of $9.0 million in real estate loans ($6.2 million in residential mortgage loans, $2.2 million in construction and land development loans and $0.6 million in commercial real estate loans). These decreases were partially offset by increases of $5.8 million in other consumer loans, $1.7 million in home equity loans and $0.3 million in commercial business loans. Impaired loan sales in mid-2014 was the largest factor contributing to the decrease in real estate loans. In addition, the $2.2 million decline in construction and land development loans resulted from the Bank’s self-imposed moratorium on new originations as well as workout efforts in this segment. The $5.8 million increase in other consumer loans was due to the Bank’s acquisition of indirect auto loans during the first nine months of 2014. The $1.7 million increase in home equity loans was the result of product promotions and increased marketing efforts related to this product.

Results of Operations for the Years Ended December 31, 2014 and 2013

Earnings Summary. Net income of $1.0 million, or $0.15 per diluted common share, was recorded for the year ended December 31, 2014 compared to a net loss of $8.8 million, or ($1.33) per diluted common share for the year ended December 31, 2013. The improvement in earnings was primarily the result of a $5.9 million favorable change in the provision for loan losses as well as a $3.1 million increase in non-interest income and a $0.7 million decrease in non-interest expenses.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resulting average yields and costs. Average loans include nonaccrual loans, the effect of which is to lower the average yield.

	Year Ended December 31,
	2014			2013			2012
		Interest	Annualized		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans	$371,296	$16,851	4.54%	$409,784	$19,323	4.72%	$455,053	$23,054	5.07%
Investment securities and Fed Funds sold	94,624	2,823	2.98	49,956	1,209	2.42	55,374	1,487	2.69
Overnight funds	6,741	19	0.28	22,568	59	0.26	16,129	40	0.25
Federal Home Loan Bank stock	5,008	78	1.56	5,557	21	0.38	5,989	30	0.50
Total interest-earning assets	477,669	19,771	4.14%	487,865	20,612	4.22%	532,545	24,611	4.62%
Non interest-earning assets	22,595			21,786			24,812
Total assets	$500,264			$509,651			$557,357
Interest-bearing liabilities
Certificate accounts	$150,550	2,020	1.34%	$162,956	2,346	1.44%	$190,365	3,301	1.73%
Regular savings accounts & escrow	116,128	193	0.17	120,572	284	0.24	115,964	366	0.32
Checking and NOW accounts (1)	94,563	131	0.14	86,122	112	0.13	74,737	63	0.08
Money market savings accounts	24,894	42	0.17	27,195	63	0.23	27,487	78	0.28
Total interest-bearing deposits	386,135	2,386	0.62	396,845	2,805	0.71	408,553	3,808	0.93
FHLB advances	48,040	723	1.50	33,817	847	2.50	54,771	1,532	2.80
Other borrowings	3,383	-	0.00	10,866	26	0.24	11,126	45	0.40
Total interest-bearing liabilities	437,558	3,109	0.71%	441,528	3,678	0.83%	474,450	5,385	1.13%
Non interest-bearing liabilities	3,755			4,607			4,329
Total liabilities	441,313			446,135			478,779
Total stockholders' equity	58,951			63,516			78,578
Total liabilities and stockholders' equity	$500,264			$509,651			$557,357
Net interest income		$16,662			$16,934			$19,226
Net interest spread			3.43%			3.39%			3.49%
Net interest margin			3.49%			3.47%			3.61%
Average interest earning assets to average interest bearing liabilities			109.17%			110.49%			112.24%

(1) Includes mortgagor's escrow accounts

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

	Year Ended December 31,
	2014 Compared to 2013			2013 Compared to 2012
	Increase ( Decrease) Due To			Increase ( Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$(1,758)	$(714)	$(2,472)	$(2,202)	$(1,529)	$(3,731)
Investment securities / Federal Funds sold	880	734	1,614	(137)	(141)	(278)
Overnight funds	(41)	1	(40)	16	2	18
Federal Home Loan Bank stock	(3)	60	57	(2)	(7)	(9)
Total interest income	(922)	81	(841)	(2,325)	(1,675)	(4,000)
Interest expense:
Certificate accounts	(171)	(155)	(326)	(441)	(514)	(955)
Regular savings accounts	(11)	(80)	(91)	15	(97)	(82)
Checking and NOW accounts	11	8	19	8	41	49
Money market savings accounts	(5)	(16)	(21)	(1)	(14)	(15)
Total deposit expense	(176)	(243)	(419)	(419)	(584)	(1,003)
FHLBB advances	327	(451)	(124)	(535)	(150)	(685)
Other borrowings	(11)	(15)	(26)	(1)	(18)	(19)
Total interest expense	140	(709)	(569)	(955)	(752)	(1,707)
Increase (decrease) in net interest income	$(1,062)	$790	$(272)	$(1,370)	$(923)	$(2,293)

Net Interest Income. Net interest income for the year ended December 31, 2014 was $16.7 million compared to $16.9 million for 2013, a decrease of $272,000 or 1.6%. The $841,000, or 4.1%, decrease in total interest income on earning assets was attributable to both volume and rate, mostly related to loans. Average interest earning assets for 2014 decreased by $10.2 million, or 2.1%, which resulted in an unfavorable volume variance of $922,000. The impact of the reduction in asset yields from 4.22% for 2013 to 4.14% for 2014 for an overall 0.08% yield reduction was responsible for the remaining $81,000 unfavorable variance. Average loan balances decreased $38.5 million. As mentioned previously, the decrease in average loans was attributable to the mid-year 2014 sales of credit impaired loans, problem loan remediation results, including payoffs and charge-offs, loan runoff and payoffs exceeding the slow loan demand year over year. The $44.7 million year-over-year increase in the average balance of investment securities partially mitigated the impact of the unfavorable loan volume variance as management purchased a significant amount of securities in early 2014 as earning asset placeholders for loans to be originated in latter 2014. The decrease in overall asset yields was the result of average loan yields declining 0.18% from the continued decline in market rates and a change in asset mix from loans to lower yielding investments.

Interest expense for 2014 decreased $569,000 compared to the prior year, of which $419,000 was related to deposits. This $419,000 decrease in interest expense on deposits was attributable to both favorable variances in volume for $176,000 and rate for $243,000. Average deposit balances decreased by $10.7 million for 2014 compared to 2013 primarily due to the $12.4 million decline in the average balances of time deposits. This movement in time deposits was partially diminished by an increase in lower costing transaction accounts. This deposit mix shift and the decline in the level of market interest rates, particularly our offering rates on time deposits, were the predominant factors for the year over year reduction in the cost of deposits from 0.71% for 2013 to 0.62% for 2014. Interest expense on borrowed funds decreased by $150,000 from 2013 to 2014 primarily as a result of a decrease in the average cost of FHLB advances from 2.50% for 2013 to 1.50% for 2014. This decrease in the average cost of FHLB advances was due to the restructuring of $15.4 million shorter term, higher costing FHLB advances into longer term, lower costing FHLB advances in August 2013 as well as a decline in the market interest rates on new FHLB advances borrowed during 2014. Partially mitigating the impact of the favorable rate variance on the cost of borrowed funds, the average balance of FHLB advances increased by $14.2 million.

Net interest rate spread, which is the combination of the weighted average of interest earning assets less interest bearing liabilities, as of December 31, 2014 was 3.43%. This represents an increase of 4 basis points from 3.39% as of December 31, 2013.

Net interest income for the year ended December 31, 2013, totaled $16.9 million compared to $19.2 million for the year ended December 31, 2012, a decrease of $2.3 million or 11.9%. The decrease in net interest income was primarily due to a decrease of $4.0 million in interest income partially offset by a $1.7 million decrease in interest expense. The $4.0 million, or 16.2%, decrease in interest income was attributable to unfavorable variances in volume and rate. Average interest earning assets decreased by $44.7 million primarily due to the $45.3 million decrease in the average loan balances which resulted from the June 2013 credit impaired loan sales, problem loan remediation results and loan runoff exceeding the slow loan demand year-over-year. The impact of the reduction in asset yields of 0.40%, of which 0.35% was related to loans, was responsible for the remaining $1.7 million in unfavorable rate variance for interest earning assets. The 2013 year-over-year decrease in the interest expense was attributable to favorable variances of volume and rate. The average balances of total interest bearing liabilities declined by $32.9 million year-over-year, of which borrowed funds accounted for a decrease of $21.2 million, along with an $11.7 million decrease in average deposit balances. The average balance of FHLB advances decreased by $21.0 million year-over-year, resulting from the Bank repaying its maturing advances as the average loan balances declined. The $11.7 million decline in average deposit balances was primarily due to the $27.4 million decrease in time deposits and the shift of depositor funds into lower yielding savings and transaction accounts. The Bank’s cost of funds decreased by 30 basis points year-over-year mostly as a result of the decline in market interest rates during 2012 and 2013 as well as the shift in deposit mix and the payoff of higher costing FHLB advances.

Net interest rate spread, which is the combination of the weighted average of interest earning assets less interest bearing liabilities, as of December 31, 2013 was 3.39%. This represents a decrease of 10 basis points from 3.49% as of December 31, 2012.

Provision for Loan Losses. During the year ended December 31, 2014, a credit provision of $1.7 million was made to the allowance for loan losses which was $5.9 million more favorable than the $4.2 million provision made for 2013. The Company experienced net charge-offs of $2.1 million during 2014 compared to $8.8 million during 2013. The decrease in the provision expense was substantially due to the improvement in the Company’s asset quality trends during this twelve month period. The balance for the allowance for loan losses decreased from $9.9 million at December 31, 2013 to $6.0 million at December 31, 2014, a decrease of $3.9 million, or 39.1%. This ALLL decrease was directionally consistent with the improvement in the Company’s asset quality trends during 2014. During the year, nonperforming loans decreased $8.2 million, or 61.6%, and its adversely classified loans decreased by $8.8 million, or 54.0%. Furthermore, the improvement in the risk profile of the loan portfolio can also be demonstrated by the significant reduction in loans classified as special mention of $25.9 million, or 79.8%. These improvements in the Company’s asset quality were attributed to the aggressive workout efforts in the past year, including the credit impaired loan sale transactions in mid-year 2014.

During the year ended December 31, 2013, a provision of $4.2 million was recorded to the allowance for loan losses which was $13.58 million less than the provision recorded for 2012. The Company experienced net charge-offs of $8.76 million during 2013 compared to $11.3 million during 2012. The decrease in the provision expense was primarily due to the improvement in the Company’s asset quality trends during this twelve month period. The balance for the allowance for loan losses decreased from $14.5 million at December 31, 2012 to $9.9 million at December 31, 2013, a decrease of $4.6 million, or 31.8%. This ALLL decrease was also directionally consistent with the improvement in the Company’s asset quality trends during 2013. During the year, nonperforming loans decreased $12.3 million, or 47.8%, and its adversely classified loans decreased by $23.2 million, or 58.6%. Furthermore, the improvement in the risk profile of the loan portfolio is reflected by the significant reduction in construction and land development loans of $21.0 million, or 78.9%, and, to a lesser extent, reductions in multi-family and commercial real estate loans of $10.4 million, or 7.8%, and in commercial business loans of $7.5 million, or 22.6%. These improvements in the Company’s asset quality were attributed to the more aggressive workout efforts than in 2012, including the credit impaired loan sale transactions in June 2013.

While we believe we have established the allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not require management to increase significantly the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the allowance for loan losses at December 31, 2014 is appropriate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations. For additional information, see “Item 1. Business-Analysis of Allowance for Loan Losses.”

Noninterest Income. The following table shows the components of noninterest income for 2014, 2013, and 2012.

(In thousands)	2014	2013	2012
Mortgage banking income	$1,085	$1,317	$2,797
Service charge income	711	756	815
Fees for other services	299	302	370
Income from bank owned life insurance	261	278	299
Income from investment advisory services, net	348	234	242
Net gain (loss) on sale of investments	1,428	(4)	-
Other than temporary impairment on investments	-	(1,812)	-
Other income	135	101	102
Total	$4,267	$1,172	$4,625

Noninterest income for 2014 was $4.3 million compared to $1.2 million for 2013, an increase of $3.1 million, or 264.1%. The increase was primarily due to the gain on sale of investments of $1.4 million and no other-than-temporary impairment charge in 2014. The $232,000, or 17.6%, decrease in mortgage banking income was primarily attributable to a $376,000 decrease in gains on sales of mortgage loans which resulted from lower origination and sales volume in 2014. This was partially offset by a $144,000 increase in income related to mortgage servicing, including the $370,000 gain on the sale of mortgage servicing rights in 2014. Service charges on deposits decreased by $45,000, or 6.0%, due to a lower volume of overdraft transactions as a result of increased monitoring of this activity. The $114,000, or 48.7%, increase in income from investment advisory services was due to an increase in year-over-year sales volume, particularly in annuity products which have higher than average commission rates. Other income increased by $34,000, or 33.7%, year-over-year as a result of increased rental income of $40,000 during 2014.

Noninterest income for 2013 was $1.2 million compared to $4.6 million for 2012, a decrease of $3.5 million, or 74.7%. In addition to the $1.8 million in other-than-temporary impairment charge taken in 2013, the decrease was primarily related to the $1.5 million, or 52.9%, decrease in mortgage banking income. The decrease in mortgage banking income, associated with sales of one-to-four family fixed rate mortgages in the secondary market, was due to a $1.4 million decrease in gains on sales of one-to-four family fixed rate mortgage loans in the secondary market resulting from lower origination and sales volume in 2013. The other component of mortgage banking income, mortgage servicing income, decreased by $81,000, or 19.1%, due to the decrease of $82,000, or 19.1% in reverse mortgage income. Service charges on deposits decreased $59,000, or 7.2%, due to a lower volume of overdraft transactions as a result of the Bank more aggressively monitoring and controlling such activity. Fees for other services decreased by $68,000, or 18.4%, due primarily to the decreases in loan related fees of $57,000, or 78.3%.

Noninterest Expense. The following table shows the components of noninterest expense for 2014, 2013 and 2012.

(In thousands)	2014	2013	2012
Compensation, taxes and benefits	$11,717	$10,840	$11,042
Office occupancy	2,220	1,935	1,879
FDIC insurance premiums	781	939	674
Professional fees	1,564	1,979	1,867
Computer processing	1,443	1,297	1,163
Directors' compensation	328	351	592
Insurance and surety bond	613	576	233
Advertising	433	465	514
Property taxes on loan sales	250	776	-
Expenses on foreclosed real estate, net	436	874	447
Writedowns on foreclosed real estate	173	263	77
Office supplies	264	228	240
Other expenses (1)	1,466	1,902	2,498
Total	$21,688	$22,425	$21,226

(1)	Other expenses for all periods include, among other items, postage and expenses related to checking.

Noninterest expense for 2014 was $21.7 million compared to $22.4 million, a decrease of $737,000, or 3.3%. The year-over-year decrease was primarily due to decreases in property taxes on loan sales of $526,000, expenses on foreclosed real estate of $438,000 and related writedowns of $90,000 for an aggregate decrease of $528,000, professional fees of $415,000, FDIC insurance premiums of $158,000, and other expenses of $436,000. These decreases were partially offset by increases in compensation, taxes and benefits of $877,000, occupancy expense of $285,000 and computer processing of $146,000. The $528,000, or 46.4%, decrease in expenses on foreclosed real estate was attributable to a lower balance of foreclosed properties in 2014 with less attendant costs of acquiring, maintaining and selling foreclosed real estate, including fewer write downs and lower net losses on sales of foreclosed properties in 2014. The $526,000, or 67.8%, reduction in property taxes on loan sales was primarily attributable to the lower volume of credit impaired loans sold in 2014 and their property tax status compared to those sold in 2013. The $415,000, or 21.0%, decrease in professional fees was attributable to a significantly decreased use of consultants during 2014, in particular compared to the use of transitional accounting and finance staffing in the first four months of 2013 and reductions in outsourced internal audit work. The $436,000, or, 22.9%, decrease in other expenses was due to: (1) a $95,000 decrease in supervisory assessments attributable to lower regulatory surcharges in 2014; (2) a $182,000 in securitization expenses in 2013 related to the Bank securitizing $13.6 million of residential mortgage loans into mortgage-backed securities; (3) $184,000 in primarily appraisals on problem workout loans during 2013; and (4) $105,000 for recruiter fees related to three senior management executives hired in 2013. The $158,000, or 16.8%, decrease in FDIC insurance premiums resulted from a lower premium assessment beginning in the second quarter of 2014. The $877,000, or 8.1%, increase in compensation, taxes and benefits was attributable to the following: (1) the full year impact of the new executive management team and other staff additions which were partially offset by mid-year 2014 staffing reductions in force in the residential lending and servicing areas; (2) $487,000 reduction in post retirement benefit expense as the Bank discontinued, in November 2013, a program to provide certain healthcare benefits to retired employees; and (3) increases in benefits expense ranging from medical insurance to employee stock ownership plan (“ESOP”) expense due to an increase in NVSL stock price and stock compensation expense for stock options granted in 2014. Occupancy expenses increased by $285,000, or 14.7%, primarily due to: $55,000 increase in utilities; $63,000 increase in property taxes; $59,000 increase in rental expense; and $90,000 increase in amortization of capitalized software and depreciation on facilities. In December 2013, the Bank placed into service a network computer server room at its headquarters at an approximate cost of $250,000 which accounted for $35,000 of the increased expense in 2014. In early 2014, the Bank replaced the automated teller machines (“ATM”) at three locations and purchased licenses for new commercial lending documentation software as well as general ledger system upgrades and increased user licenses for the Bank’s core processing system. Computer processing increased by $146,000, or 11.3%, primarily due to the full year impact of new systems applications, which were used beginning in mid-2013 and were related to regulatory reporting, the calculation of the Bank’s allowance for loan losses and management analysis, including peer bank data comparisons.

Noninterest expense for 2013 was $22.4 million compared to $21.2 million in 2012, an increase of $1.2 million, or 5.6%. The year-over-year increase was primarily the result of $776,000 of delinquent property taxes incurred on credit impaired loans sold in the loan sale transactions in June 2013 as well as increases in expenses on foreclosed real estate of $427,000 and related writedowns of $186,000 for an aggregate increase of $613,000, insurance and surety bond expense of $343,000, FDIC insurance premiums of $265,000, computer processing of $134,000, professional fees of $112,000 and occupancy expense of $56,000. These increases were partially offset by decreases in other expenses of $596,000, directors’ compensation of $241,000, compensation, taxes and benefits of $202,000 and advertising of $49,000. The $613,000, or 117%, increase in expenses in foreclosed real estate was attributable to increased foreclosure activity in 2013 with the attendant costs of acquiring, maintaining and selling foreclosed real estate, including fewer write downs and net losses on sales of $68,000 during 2013. The increase in insurance and surety bond expense was due to premium increases in directors’ and officers’ liability and blanket bond insurance, resulting from regulatory issues. The increase in FDIC insurance premiums was also due to regulatory issues, more specifically the regulatory agreement. The increase in computer processing was primarily due to an $86,000 increase in software service maintenance contracts as well as increases in the cost of outsourced data processing and network security. Professional fees were higher in 2013 due to $242,000 increase in external audit fees mostly related to a change in independent registered public accountant during 2013, $137,000 increase in internal audit and risk management consulting services, $102,000 increase in supervisory assessments related to the regulatory agreement, partially offset by a $267,000 decrease in legal services. The higher legal services in 2012 were related to the January 2012 regulatory agreement with the OCC. Occupancy expenses increased by $56,000 primarily due to $76,000 increase in repairs and maintenance and $18,000 in utilities partially offset by reductions in depreciation and other occupancy expenses. Other expenses decreased $596,000 primarily due to $712,000 of expenses in the first quarter of 2012 related to the underpayment of interest on certain time deposits which did not recur in 2013. The decrease in compensation, taxes and benefits was primarily due to the following factors: (1) The cost of hiring new management team and other new staff additions; (2) discontinuation of certain post retirement benefits; and (3) other changes in employee benefits. The year-over-year increase in compensation expense for the new management team and staff additions of $202,000 was partially reduced by a reduction in temporary staffing of $78,000 for a net increase of $124,000. In 2013, the Company discontinued certain post retirement benefits which had the impact of reducing the accrued liability of $487,000 in comparison to the $86,000 in expenses for these benefits during 2012. The other $124,000 decrease in benefits was attributed to a $174,000 decrease in pension expense for the Company’s frozen defined benefit plan partially offset by the cost of employee benefits for the increase in personnel during 2013. The $241,000 decrease in director’s compensation was a result of fewer meetings and fewer average number of non-employee directors during 2013.

Provision for Income Taxes. The Company recorded an income tax benefit of $13,000 for the year ended December 31, 2014 compared to income tax expense of $370,000 for 2013 and $148,000 for 2012. At December 31, 2014 and 2013, there was a 100% valuation allowance on the deferred tax asset in the amount of $16.0 million and $8.7 million, respectively. At December 31, 2014, the Company has recaptured all available prior year taxes paid and has a net operating loss carryforward of $13.2 million. See Note 14 Income Taxes in the Consolidated Financial Statements in this Annual Report on Form 10-K for further disclosure on this matter.

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

The following table, which is based on information that we provided to our third party consultant as of December 31, 2014, presents an approximation of our exposure as a percentage of estimated net interest income for the next 12-month period using net interest income simulation. The simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. In addition, assumptions are made on the speed with which changes in market interest rates will be reflected in our deposit pricing and the speed at which our customers will react to changes in market interest rates by either moving their deposits or paying their loans prior to their scheduled maturity. Our third party consultant also performs dynamic modeling. This type of modeling employs a further set of assumptions attempting to simulate scenarios that are more likely to occur than an immediate and sustained shock of 100 to 400 basis points and includes the business planning strategies such as budgeted balance sheet growth. The change in market interest rates in these simulations are assumed to occur immediately with no mitigating activity by management.

Changes in Market Rates	At December 31, 2014 Percentage Change in Estimated Net Interest Income Over 12 Months
+400 bps	2.7%
+300 bps	2.6%
+200 bps	2.4%
+100 bps	1.4%
0 bps	—
-100 bps	(3.7)%

Economic Value of Equity Analysis. We also use an interest rate sensitivity analysis to measure interest rate risk by computing changes in the value of the Company as measured by changes in our Economic Value of Equity. The Economic Value of Equity represents the market value of balance sheet equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items which is calculated using the estimated cash flows resulting from the assumed liquidation of assets, liabilities and off-balance sheet items given a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. The following table presents the change in the net value of Naugatuck Valley Financial at December 31, 2014 that would occur in the event of an immediate change in interest rates.

	Economic Value of Equity
Changes in Market Interest Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+400 bps	$51,254	$(23,974)	(31.87)%	11.48%	(3.41)%
+300 bps	$58,678	$(16,550)	(22.00)%	12.71%	(2.18)%
+200 bps	$65,626	$(9,602)	(12.76)%	13.75%	(1.14)%
+100 bps	$71,103	$(4,125)	(5.48)%	14.47%	(0.42)%
0 bps	$75,228	-	-	14.89%	-
-100 bps	$81,298	$6,070	8.07%	15.73%	0.84%

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

Each quarter we project liquidity availability and demands on this liquidity for the next 90 days. We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in federal funds and short- and intermediate-term U.S. Government agency obligations.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled approximately $10.9 million. The Bank was required to hold compensating balances of $717,000 for normal branch operations and perfunding of offical bank checks at December 31, 2014. Securities classified as available for sale, which provide additional sources of liquidity, totaled $77.5 million. At December 31, 2014, we had the ability to borrow a total of $76.3 million from the Federal Home Loan Bank of Boston, of which $53.8 million was outstanding.

At December 31, 2014, we had $19.1 million in unused line availability on home equity lines of credit, $12.6 million in un-advanced commercial lines, $30.3 million in commercial mortgage loan commitments, $600,000 in letters of credit and $7.3 million in other commitments. Certificates of deposit due within one year of December 31, 2014 totaled $56.9 million, or 15.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Naugatuck Valley Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Naugatuck Valley Financial, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. Naugatuck Valley Financial’s primary source of income is dividends received from the Bank. Under the written Formal Agreement with its primary regulator, the Bank is restricted from declaring or paying any dividends or other capital distributions to the Company without prior written regulatory approval. This provision relates to the up streaming intercompany dividends or other capital distributions from the Bank to the Company. On a stand-alone basis, Naugatuck Valley Financial had liquid assets of $3.3 million at December 31, 2014 which could be down streamed as a capital contribution to the Bank.

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

The following table presents certain of our contractual obligations as of December 31, 2014.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Operating lease obligations (1)	$7,779	$352	$705	$718	$6,004
FHLB advances and other borrowings (2)	53,762	6,792	42,832	3,420	718
Total	$61,541	$7,144	$43,537	$4,138	$6,722

(1)	Represents lease obligations for four of Naugatuck Valley Savings’ branch offices and three other properties, one of which is subleased to other tenants.
(2)	Represents principal amounts due.

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

The following table presents cash flows provided by (used in) our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
(In thousands)	2014	2013
Investing activities:
Loan originations, net of principal payments	$(9,892)	$21,619
Security purchases	(83,532)	(21,183)
Security sales	43,367	751
Security maturities, call and principal repayments	19,981	12,502
Financing activities:
Decreases in deposits	(17,388)	(12,055)
Net increase (decrease) in FHLB advances	28,469	(16,183)
Decrease in other borrowings	(4,173)	(2,221)

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency. Effective June 4, 2013, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-weighted assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the previously disclosed January 2012 Formal Agreement between the Bank and the OCC. The Bank exceeded the IMCRs at December 31, 2014 with a Tier 1 leverage ratio of 11.13% and a total risk-based capital ratio of 18.67%.

As a source of strength to its subsidiary bank, the Company had liquid assets of approximately $3.3 million at December 31, 2014 which the Company could contribute to the Bank, if needed, to enhance the Bank’s capital levels. If the Company had contributed those assets to the Bank as of December 31, 2014, the Bank would have had a Tier 1 leverage ratio of approximately 11.81%.

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

For the years ended December 31, 2014 and 2013, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

On April 8, 2013, the Audit Committee of Naugatuck Valley Financial, on behalf of the Company and its subsidiary bank, notified Whittlesley & Hadley, P.C. that they will be dismissed as the Company’s independent public accountants upon completion of the audit for the fiscal year ended December 31, 2012. The decision to change independent public accountants was approved by the Audit Committee.

During the two years ended December 31, 2012, and the subsequent interim period through April 1, 2013, there have been no disagreements with Whittlesley & Hadley, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Whittlesley & Hadley, P.C., would have caused them to make reference to such disagreements in their report on the financial statements for such years. During the two fiscal years ended December 31, 2012 and the subsequent period through April 1, 2013, there have been no reportable events (as defined in Regulation S-K Item 304 (a) (1)(V)). The audit reports of Whittlesley & Hadley, P.C. on the Company’s Consolidated Financial Statements as of and for the years ended December 31, 2012 and 2011 does not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

On April 8, 2013, the Audit Committee engaged the firm of McGladrey LLP as independent public accountants of the Company and its subsidiaries for the fiscal year ending December 31, 2013. During the years ended December 31, 2014 and December 31, 2013, there were no disagreements with McGladrey LLP, and the audit reports of McGladrey LLP on the Company’s Consolidated Financial Statements for the two years ended December 31, 2014 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers"), our management has evaluated the effectiveness of internal control over financial reporting, including controls over the preparation of financial statements, as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company required to be disclosed in reports that it files under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2)accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting, including controls over the preparation of financial statements, based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on these criteria.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the Bank’s primary federal banking regulatory agency, the OCC. As previously disclosed in this document, the Bank, by and through its Board of Directors, executed effective January 17, 2012 a Formal Agreement with the OCC. Management has assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Bank has complied, in all significant respects, with such laws and regulations during the year ended December 31, 2014.

Attestation Report of the Registered Public Accountant

Because the Company’s market capitalization was less than the $75 million threshold, the Company is exempt from the Sarbanes-Oxley Section 404(b) auditor attestation on management’s assessment of its internal controls.

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

For information concerning Naugatuck Valley Financial’s directors, the information contained under the section captioned “Item 1—Election of Directors” in Naugatuck Valley Financial’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Disclosure of Code of Ethics

Naugatuck Valley Financial has adopted a Code of Ethics and Business Conduct, a copy of which has been filed as an exhibit to this Form 10-K.

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

The following table sets forth information as of December 31, 2014 about Company common stock that may be issued under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	99,110	$9.36	60,613

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	99,110	$9.36	60,613

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation (2)
4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Deferred Compensation Plan for Directors (4)*
10.2	Form of Naugatuck Valley Savings Employee Severance Compensation Plan (5)*
10.3	Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (6)*
10.4	Employment Agreement by and between Naugatuck Valley Savings and Loan and William C. Calderara dated July 7, 2014(7)*
10.5	Employment Agreement by and between Naugatuck Valley Savings and Loan and James E. Cotter dated July 24, 2014 (8)*
10.6	Agreement by and between Naugatuck Valley Savings and Loan and the Comptroller of the Currency, dated January 17, 2012 (9)
14.0	Code of Ethics and Business Conduct (10)
21.0	List of Subsidiaries
23.1	Consent of Whittlesey & Hadley, P.C.
23.2	Consent of McGladrey, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes In Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*Management contract or compensation plan arrangement

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2011.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2011.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2011.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-50876) Quarterly Report on Form 10-Q for the three months ended March 31, 2007, filed on May 15, 2007.
(5)	Incorporated herein by reference to Exhibit 10.8 to the Naugatuck Valley Financial Corporation (File No. 333-116627) Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(6)	Incorporated herein by reference to Appendix C to the Naugatuck Valley Financial Corporation (File No. 000-50876) Proxy Statement filed on April 1, 2005.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 00-54447) Current Report on Form 8-K, Filed on July 8, 2014
(8)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 00-54447) Current Report on Form 8-K, Filed on July 8, 2014

(9)	Incorporated herein by reference to Exhibit 10.1 to the Naugatuck Valley Financial Corporation (File No. 000-54447) Current Report on Form 8-K, filed on January 20, 2012.
(10)	Incorporated by reference to Exhibit 14 to Naugatuck Valley Financial Corporation (File No. 000-50876) Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: March 19, 2015	By:	/s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicted.

SIGNATURE	TITLE	DATE

/s/ William C. Calderara	Chief Executive Officer, President and Director	March 19, 2015
William C. Calderara	(principal executive officer)

/s/ James Hastings	Executive Vice President and Chief Financial Officer	March 19, 2015
James Hastings	(principal financial and accounting officer)

/s/ Orville G. Aarons	Director	March 19, 2015
Orville G. Aarons

/s/ Carlos S. Batista	Director	March 19, 2015
Carlos S. Batista

/s/ Robert M. Bolton	Director	March 19, 2015
Robert M. Bolton

/s/ Frederick A. Dlugokecki	Director	March 19, 2015
Frederick A. Dlugokecki

/s/ Richard M. Famiglietti	Director	March 19, 2015
Richard M. Famiglietti

/s/ Kevin A. Kennedy	Director	March 19, 2015
Kevin A. Kennedy

/s/ James A. Mengacci	Director	March 19, 2015
James A. Mengacci

/s/ Lawrence B. Seidman	Director	March 19, 2015
Lawrence B. Seidman

NAUGATUCK VALLEY FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Naugatuck Valley Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Naugatuck Valley Financial Corporation and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naugatuck Valley Financial Corporation and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey, LLP

New Haven, Connecticut

March 19, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Naugatuck Valley Financial Corporation:

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Naugatuck Valley Financial Corporation and subsidiary (the “Company”) for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Naugatuck Valley Financial Corporation and subsidiary for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Whittlesey & Hadley, P.C.

Hartford, Connecticut

April 1, 2013

Offices in Hartford, Connecticut & Holyoke, Massachusetts

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands)	2014	2013

ASSETS
Cash and due from depository institutions	$10,940	$26,330
Federal funds sold	-	44
Cash and cash equivalents	10,940	26,374
Investment securities available-for-sale, at fair value	77,538	49,272
Investment securities held-to-maturity (fair value of $13,633 and $18,243)	13,441	18,149
Loans held for sale	1,062	1,079
Loans receivable, net	363,259	360,568
Accrued income receivable	1,599	1,494
Foreclosed real estate	335	1,846
Premises and equipment, net	9,125	9,364
Bank owned life insurance	10,393	10,132
Federal Home Loan Bank ('FHLB') of Boston stock, at cost	4,548	5,444
Other assets	2,850	3,059
Total assets	$495,090	$486,781
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$373,459	$390,847
Federal Home Loan Bank advances	53,762	25,293
Other borrowed funds	-	4,173
Mortgagors' escrow accounts	4,341	4,392
Deferred tax liabilities	651	-
Other liabilities	2,006	3,842
Total liabilities	434,219	428,547
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at December 31, 2014 and December 31, 2013, respectively	70	70
Paid-in capital	58,698	58,757
Retained earnings	3,323	2,322
Unearned employee stock ownership plan ("ESOP") shares (294,387 shares at December 31, 2014 and 326,751 shares at December 31, 2013)	(2,480)	(2,824)
Treasury Stock, at cost (158 shares at December 31, 2014 and December 31, 2013)	(1)	(1)
Accumulated other comprehensive income (loss)	1,261	(90)
Total stockholders' equity	60,871	58,234
Total liabilities and stockholders' equity	$495,090	$486,781

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except for per share data)	2014	2013	2012

Interest and dividend income
Interest and fees on loans	$16,851	$19,323	$23,054
Interest and dividends on investments and deposits	2,920	1,289	1,557
Total interest income	19,771	20,612	24,611
Interest expense
Interest on deposits	2,386	2,805	3,808
Interest on borrowed funds	723	873	1,577
Total interest expense	3,109	3,678	5,385
Net interest income	16,662	16,934	19,226
(Credit) provision for loan losses	(1,747)	4,150	17,725
Net interest income after provision/credit for loan losses	18,409	12,784	1,501
Noninterest income
Service charge income	711	756	815
Fees for other services	299	302	370
Mortgage banking income	1,085	1,317	2,797
Income from bank owned life insurance	261	278	299
Net gain (loss) on sale of investments	1,428	(4)	-
Income from investment advisory services, net	348	234	242
Other income	135	101	102
Impairment loss on investment securities	-	(1,812)	-
Total noninterest income	4,267	1,172	4,625
Noninterest expense
Compensation, taxes and benefits	11,717	10,840	11,042
Office occupancy	2,220	1,935	1,879
FDIC insurance premiums	781	939	674
Professional fees	1,564	1,979	1,867
Computer processing	1,443	1,297	1,163
Directors' compensation	328	351	592
Insurance and surety bond	613	576	233
Advertising	433	465	514
Property taxes on loan sales	250	776	-
Expenses on foreclosed real estate, net	436	874	447
Writedowns on foreclosed real estate	173	263	77
Office supplies	264	228	240
Other expenses	1,466	1,902	2,498
Total noninterest expense	21,688	22,425	21,226
Income (loss) before tax provision (benefit)	988	(8,469)	(15,100)
Income tax provision (benefit)	(13)	370	148
Net income (loss)	$1,001	$(8,839)	$(15,248)

Earnings (loss) per share - basic and diluted	$0.15	$(1.33)	$(2.31)

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	2014	2013	2012
Net income (loss)	$1,001	$(8,839)	$(15,248)

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	3,430	(73)	163
Reclassification adjustment for gains
realized in net income (loss) (1)	(1,428)	4	-

Other comprehensive income (loss) before tax effect	2,002	(69)	163

Income tax (expense) benefit related to items of other
comprehensive income (loss)	(651)	-	37

Other comprehensive income (loss) net of tax effect	1,351	(69)	200

Total comprehensive income (loss)	$2,352	$(8,908)	$(15,048)

(1)    Net gain (loss) on sale of investments is the affected line item in the Consolidated Statements of Operations.

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common	Paid-in	Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Awards	Stock	Income (Loss)	Total

Balance at December 31, 2011	$70	$58,908	$27,014	$(3,442)	$(14)	$(1)	$(221)	$82,314

Net loss	-	-	(15,248)	-	-	-	-	(15,248)
ESOP shares released - 32,364 shares	-	(66)	-	299	-	-	-	233
Dividends paid ($0.09 per common share)	-	-	(599)	-	-	-	-	(599)
Stock based compensation awards - options	-	-	-	-	8	-	-	8
Stock based compensation - 200 shares vested	-	-	(3)	-	3	-	-	-
Other comprehensive income	-	-	-	-	-	-	200	200
Balance at December 31, 2012	$70	$58,842	$11,164	$(3,143)	$(3)	$(1)	$(21)	$66,908

Net loss	-	-	(8,839)	-	-	-	-	(8,839)
ESOP shares released - 32,364 shares	-	(85)	-	319	-	-	-	234
Stock based compensation - 200 shares vested	-	-	(3)	-	3	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(69)	(69)
Balance at December 31, 2013	70	58,757	2,322	(2,824)	-	(1)	(90)	58,234

Net income	$-	$-	$1,001	$-	$-	$-	$-	$1,001
ESOP shares released - 32,364 shares	-	(92)	-	344	-	-	-	252
Stock based compensation - options	-	33	-	-	-	-	-	33
Other comprehensive income	-	-	-	-	-	-	1,351	1,351
Balance at December 31, 2014	$70	$58,698	$3,323	$(2,480)	$0	$(1)	$1,261	$60,871

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$1,001	$(8,839)	$(15,248)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Credit) provision for loan losses	(1,747)	4,150	17,725
Depreciation and amortization expense	768	684	718
Net loss (gains) on sales of foreclosed assets	35	66	(117)
Writedowns on foreclosed real estate	173	263	77
Gain on sale of mortgage loans	(598)	(946)	(2,373)
Gain on sale of mortgage servicing rights	(370)	-	-
Loans originated for sale	(31,482)	(33,516)	(81,399)
Proceeds from sale of mortgage servicing rights	1,217	-	-
Proceeds from sale of loans held for sale	36,055	36,144	83,648
Proceeds from the sale of credit impaired loans	4,550	15,778	-
Net amortization from investments	56	381	268
Amortization of intangible assets	-	-	20
Provision for deferred taxes	-	242	2,475
Net (gain) loss on investment securities	(1,428)	4	-
Other than temporary impairment on investments	-	1,812	-
Stock-based compensation	285	234	239
Net change in:
Accrued income receivable	(105)	267	171
Deferred loan fees	(13)	(113)	(165)
Cash surrender value of bank owned life insurance	(261)	(278)	(298)
Other assets	(640)	3,657	709
Other liabilities	(1,836)	(431)	(2,606)
Net cash provided by (used in) operating activities	5,660	19,559	3,844
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	15,449	5,512	9,694
Proceeds from sale of available-for-sale securities	43,367	751	300
Proceeds from maturities of held-to-maturity securities	4,532	6,990	3,172
Redemption of Federal Home Loan Bank stock	896	473	-
Purchase of available-for-sale securities	(83,532)	(21,183)	(4,216)
Purchase of held-to-maturity securities	-	-	(7,380)
Loan originations net of principal payments	(9,892)	21,619	31,059
Purchase of premises and equipment	(529)	(557)	(562)
Proceeds from the sale of foreclosed assets	1,758	676	910
Net cash provided by (used in) investing activities	(27,951)	14,281	32,977

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Cash flows from financing activities
Net change in time deposits	(9,906)	(21,196)	(28,334)
Net change in other deposit accounts	(7,482)	9,141	20,349
Advances in borrowed funds	57,840	-	-
Repayment of FHLB advances	(29,371)	(16,183)	(22,800)
Net change in mortgagors' escrow accounts	(51)	(236)	(127)
Change in other borrowings	(4,173)	(2,221)	(147)
Common stock repurchased	-	-	(7)
Cash dividends to common stockholders	-	-	(595)
Net cash provided by (used in) financing activities	6,857	(30,695)	(31,661)
Net change in cash and cash equivalents	(15,434)	3,145	5,160
Cash and cash equivalents at beginning of period	26,374	23,229	18,069
Cash and cash equivalents at end of period	$10,940	$26,374	$23,229
Supplementary disclosures of cash flow information:
Non-cash investing activities:
Mortgage loans securitized into mortgage-backed securities	$-	$13,495	$-
Transfer of loans to foreclosed assets	$454	$2,116	$732
Transfer of loans to loans held for sale	$3,957	$-	$-
Cash paid for:
Interest on deposits and borrowed funds	$3,093	$3,726	$5,556
Income taxes	$-	$-	151
Cash received from income tax refunds	$-	$3,102	$-
Unrealized gains (losses) on available for sale securities arising during the period	$2,002	$(69)	$163

See accompanying notes to the consolidated financial statements

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

At December 31, 2013, Naugatuck Valley Savings had two wholly-owned subsidiaries, Naugatuck Valley Mortgage Servicing Corporation (“NVMSC”) and Church Street OREO One, LLC. NVMSC, a passive investment corporation organized in 1999 under Connecticut law to take advantage of certain state tax benefits, serviced mortgage loans which were originated and sold servicing retained by the Bank and subsequently transferred to NVMSC. During 2014, the Bank sold its mortgage servicing rights and downsized its loan servicing staff. This downsizing resulted in the Bank not having the minimum staffing number to qualify for state tax benefits from its passive investment corporation. Based on this ineligibility and the uncertainty related to the future realizability of all of the current and future state tax benefits from the continued operation of this entity, NVMSC was dissolved on December 23, 2014. Church Street OREO One, LLC was established in February 2013 to hold properties acquired through foreclosure as well as from non judicial proceedings.

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

(c)	Summary of Significant Accounting Policies

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America (“GAAP”). Such policies have been followed on a consistent basis. The significant accounting policies of the Company are summarized below.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one day periods. The Bank was required to hold compensating balances of $717,000 for normal branch operations and prefunding of official bank checks.

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

Investment securities are reviewed at each reporting period for other-than-temporary impairment. For debt securities, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis. The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more likely-than-not that the Company will not be required to sell the debt security prior to recovery. In determining whether a credit loss exists and the period over which the fair value of the debt security is expected to recover, management considers the following factors: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; any external credit ratings; the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; the level of credit enhancement provided by the structure; and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered credit related and a charge to earnings is recorded.

Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

Transfers of debt securities into the held-to-maturity classification from the available-for-sale classification are made at fair value on the date of transfer. The unrealized holding gain or loss on the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining contractual lives of the securities by the interest method.

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

Loans Receivable

Loans receivable are stated at unpaid principal balance less undisbursed proceeds on construction loans, deferred loan fees and the allowance for loan losses. Interest on loans receivable is accrued as earned based on respective interest rates included in the loan contract applied to principal amounts outstanding. Loans are considered past due or delinquent when principal or interest payments are past due 30 days or more. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Delinquent loans may remain on accrual status between 30 days and 89 days past due. The accrual of interest is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in the process of collection. Loans are placed on nonaccrual status at an earlier date if collection of the contractual principal or interest is doubtful. All interest accrued but not collected on loans deemed nonaccrual during the period is reversed against interest income in that period. The interest payments received on nonaccrual loans are accounted for on the cash-basis method or the cost recovery method whereby the interest payment is applied to the principal balance of the loan. Loans may be returned to the accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal and a period of sustained performance has occurred. Substantially all loans that are nonaccrual are also impaired. Income recognition on impaired loans conforms to that used on nonaccrual loans.

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

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) is established by a provision charged to earnings and is maintained at a level considered adequate to provide for probable loan losses based on management’s evaluation of known and inherent risks in the loan portfolio. The Company’s allowance for loan losses methodology consists of three elements: (i) specific valuation allowances determined in accordance with FASB ASC 310 based on probable losses on specific impaired loans; (ii) historical loss factor determined in accordance with FASB ASC 450 based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) a collection of qualitative factors in accordance with FASB ASC 450 to reflect the impact of current general economic conditions and other qualitative risk factors both internal and external to the Company. The historical loss factor and the aggregate of the qualitative risk factors are combined and multiplied against the outstanding principal balance of loans in the pool of similar loans with similar characteristics. The Company’s pools of similar loans are grouped by class of loan. When a loan or portion of a loan is considered uncollectible, it is charged against the allowance for loan losses. Recoveries of loans previously charged off are credited to the allowance when collected.

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

All other loans are segregated into segments based on similar risk factors. Each of these groups is then evaluated based on several factors to estimate credit losses. For each category of loans with similar risk characteristics, management will determine the historical loss rate based on the Bank’s most recent two year loss experience. Historical loss rates provide a reasonable starting point for the Bank’s analysis; however, this analysis and the loss trends do not form a sufficient basis, by themselves, to determine the appropriate level of allowance for loan loss. Management also considers qualitative and environmental factors for each loan segment that are likely to impact, directly or indirectly, the inherent loss exposure of the loan portfolio. These factors include, but are not limited to, the following: changes in the amount and severity of delinquencies, non-accrual and adversely classified loans; changes in local, regional and national economic conditions that will affect the collectability of the portfolio; changes in the nature and volume of loans in the portfolio; changes in concentrations of credit, lending area, industry concentrations or types of borrowers; changes in lending policies, procedures, competition, management, portfolio mix, pricing, loan to value trends, extension and modification requests and loan quality trends such as the changes and the trend in charge-offs and recoveries; the changes in the volume of Watch and Special Mention loans; and the changes in the quality of the Bank’s loan review system. This analysis establishes factors that are applied to each of the segmented groups of loans to determine the appropriate level of loan loss allowance.

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

Mortgage Banking Operations and Mortgage Servicing Rights

The Bank sells one-to-four family residential mortgage loans on either a servicing released or a serving retained basis. On a loan sold where servicing was retained, the Bank determines at the time of sale the value of the retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments. If material, a portion of the gain on the sale of the loan is recognized as due to the value of the servicing rights, and a mortgage servicing asset is recorded. For loans sold servicing released, a cash gain or loss is recognized to the extent that the sales proceeds of the mortgage loans sold exceed or are less than the net book value at the time of sale. Income from the mortgage loans brokered to other lenders is recognized in income on date of loan closing.

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the taking of the loan application and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sales commitments are made on a best-efforts basis whereby the Bank is only obligated to sell the mortgage if mortgage loan is approved and closed by the Bank. Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in gains or losses on sales of loans. The fair value of these derivative instruments was not significant at December 31, 2014 and 2013.

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

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. For sales of mortgage loans originated by the Bank, a portion of the cost of originating the loan is allocated to the servicing retained right based on fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternately, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon fair value of the rights as compared to amortized cost. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The Bank sold its servicing assets as of August 29, 2014 to another financial institution.

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

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, put presumably beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor; and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Bank owned life insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on certain current and former employees of the Company. BOLI is carried in the consolidated statements of financial condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in noninterest income, and are not subject to income taxes. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $151,000 and $37,000 at December 31, 2014 and 2013, respectively, and is reflected in “Other Liabilities” on the consolidated statements of financial condition.

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

Income taxes

The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2014 and December 31, 2013, valuation allowances of $16.0 million and $8.7 million, respectively, were established because management believes it is more-likely-than-not that the net balance of the deferred tax asset will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company determined that it had no liabilities for uncertain tax positions at December 31, 2014 and 2013.

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

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP). The ESOP purchased 297,435 shares of the common stock issued in the September 2004 stock offering and 250,380 shares of the Company’s common stock issued in June 2011 in conjunction with the second step mutual to stock conversion. To fund these purchases, the ESOP borrowed $2.98 million in September 2004 and $2.0 million in June 2011 from the Company.

The loan is repaid from the Bank’s contributions to the ESOP. The Bank’s contributions are sufficient to service the loans over their loan terms. As the loans are repaid, shares are released and allocated to the plan participants based on the proportion of the debt service paid during the year. As shares are released, the Bank recognizes compensation expense equal to the average current market price of the shares during the period and the shares are considered outstanding for earnings per share calculations. The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated statement of financial condition.

See Note 12 to these Consolidated Financial Statements for more information on the ESOP.

Effective December 1, 2014, the Company combined its 401(K) plan and its ESOP into one plan called the Naugatuck Valley Savings and Loan KSOP Plan (401(K) Employee Stock Ownership Plan (“KSOP”)). Under the KSOP, employees who participate in the 401(K) may continue to contribute a portion of their compensation, which is matched by the employer at 75% up to 6% of eligible compensation, up to certain Internal Revenue Service limits. Effective January 1, 2015, the employer matching contribution will be made in the form of Company common stock released by the ESOP.

Healthcare Benefits

In addition to providing retirement benefits, the Company has provided certain healthcare, life insurance and other post retirement benefits. Under this program, substantially all of the Bank’s employees hired prior to February 2007 could become eligible for those benefits. In November 2013, the Company discontinued this program. The Company’s policy was to accrue the expected cost of providing those benefits during the year the employee renders the necessary service.

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

Accounting standards update

Recently Adopted Accounting Guidance

Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: (a consensus of the FASB Emerging Issues Task Force). In July 2013, the FASB issued ASU 2013-11. Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU became effective during the three months ended June 30, 2014. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

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

Transfer and Servicing (Topic 860) — Repurchase to Maturity Transactions, Repurchase Refinancings and Disclosures: In June 2014, the FASB issued ASU 2014-11. The standard introduces two new disclosure requirements. The first requires an entity to disclose information about certain transactions that are economically similar to a repurchase agreement. The second disclosure increases the transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. This standard became effective in December 2014 and its adoption has not had a material impact on the Company’s consolidated financial statements.

Receivables – Troubled Debt Restructurings by Creditors (Topic 310-40) — Classification of Certain Government- Guaranteed Mortgage Loans Upon Foreclosure: In August 2014, the FASB issued ASU 2014-14. This guidance requires that, upon foreclosure, a government-guaranteed mortgage loan be transferred from loans to other receivables when all of the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of real estate is fixed, which is an attribute specific to VA loans. The amount of the separate other receivable shall be measured based on the amount of the loan balance, including interest, expected to be recovered from the guarantor. The standard became effective in December 2014 and its adoption has not has a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Guidance

Revenue from Contracts with Customers (Topic 606): In May 2014, the FASB issued ASU 2014-09. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. The Company has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

Presentation of Financial Statements – Going Concern (Subtopic 205-40) — Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern: In August 2014, the FASB issued ASU 2014-15 which defines management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures in the notes to the financial statements. This standard will be effective for the first annual reporting period beginning after December 15, 2016 and interim periods thereafter.

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

NOTE 2 - REGULATORY MATTERS

Effective January 17, 2012, the Bank entered into a written Formal Agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”). The Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain operational areas of the Bank, including the following:

•	Restricts the Bank from declaring or paying any dividends or other capital distributions to the Company without prior written regulatory approval. This provision relates to up streaming intercompany dividends or other capital distributions from the Bank to the Company;
•	Provide prior written notice to the OCC before appointing an individual to serve as a senior executive officer or as a director of the Bank;
•	Restricts the Bank from entering into, renewing, extending or revising any contractual arrangement relating to the compensation or benefits for any senior executive officer of the Bank, unless the Bank provides the OCC with prior written notice of the proposed transaction; and
•	Subjects the Bank to six month financial and operational examination review. The most recent examination occurred in the first quarter of 2015 and the examination report has not yet been received.

In April and May 2013, additional senior management team members were retained to assist the new CEO (who was hired in September 2012) to address the provisions of the Agreement.

The Agreement and each of its provisions will remain in effect until these provisions are amended in writing by mutual consent or waived in writing by the OCC or terminated in writing by the OCC.

The OCC regulations require savings institutions to maintain minimum levels of regulatory capital. Effective June 4, 2013, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-rated assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the previously disclosed January 2012 Formal Agreement between the Bank and the OCC. The Bank exceeded the IMCRs at December 31, 2014, with a Tier 1 leverage ratio of 11.13% and a total risk-based capital ratio of 18.67%.

As a source of strength to its subsidiary bank, the Company had liquid assets of approximately $3.3 million at December 31, 2014, which the Company could contribute to the Bank if needed, to enhance the Bank’s capital levels. If the Company had contributed those assets to the Bank as of December 31, 2014, the Bank would have had a Tier 1 leverage ratio of approximately 11.81%.

On May 21, 2013, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the Federal Reserve Bank of Boston.

As a savings and loan holding company regulated by the Federal Reserve Board, the Company is not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period from the July 21, 2010 effective date of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

The following table is a summary of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at December 31, 2014 and December 31, 2013.

At December 31, 2014	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$59,611	12.09%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	59,611	18.94%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	63,571	20.20%

The Bank
Tier 1 Leverage Capital (1)	$19,796	4.00%	$44,541	9.00%	$55,090	11.13%
Tier 1 Risk-Based Capital (2)	12,658	4.00%	N/A	N/A	55,090	17.41%
Total Risk-Based Capital (2)	25,317	8.00%	41,139	13.00%	59,071	18.67%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

At December 31, 2013	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$58,323	11.98%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	58,323	18.21%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	62,399	19.49%

The Bank
Tier 1 Leverage Capital (1)	$19,549	4.00%	$43,977	9.00%	$53,946	11.04%
Tier 1 Risk-Based Capital (2)	12,891	4.00%	N/A	N/A	53,946	16.74%
Total Risk-Based Capital (2)	25,783	8.00%	41,897	13.00%	58,047	18.01%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

As of December 31, 2014, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

NOTE 3 – INVESTMENT SECURITIES

(a) Securities by type and maturity

At December 31, 2014, the composition of the investment portfolio was as follows:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$5,000	$42	$-	$5,042
U.S. Government agency mortgage-backed securities	51,904	1,332	(149)	53,087
U.S. Government agency collateralized mortgage obligations	12,802	378	(1)	13,179
Obligations of state and municipal subdivisions	5,920	310	-	6,230
Total available-for-sale securities	$75,626	$2,062	$(150)	$77,538

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$13,441	$212	$(20)	$13,633
Total held-to-maturity securities	$13,441	$212	$(20)	$13,633

At December 31, 2013, the composition of the investment portfolio was as follows:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$16,601	$35	$(130)	$16,506
U.S. Government agency mortgage-backed securities	22,874	527	(532)	22,869
U.S. Government agency collateralized mortgage obligations	3,736	11	(9)	3,738
Private label collateralized mortgage obligations	258	8	-	266
Subtotal	43,469	581	(671)	43,379
Auction-rate trust preferred securities	5,893	-	-	5,893
Total available-for-sale securities	$49,362	$581	$(671)	$49,272

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$18,149	$134	$(40)	$18,243
	$18,149	$134	$(40)	$18,243

For the year ended December 31, 2014 the Company realized a gross gain of $1.4 million on sales of investment securities. For the year ended December 31, 2013, the Company realized a gross loss of $4,000 on sales of investment securities. For the year ended December 31, 2012, the Company realized no gain or loss on sales of investment securities.

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

The amortized cost and fair value of securities at December 31, 2014, by expected maturity, are set forth below. Actual maturities of mortgage-backed securities and collateralized mortgage obligations may differ from contractual maturities because the mortgages underlying the securities may be prepaid or called with or without call or prepayment penalties. Because these securities are not due at a single maturity date, the maturity information is not presented.

	Available-for-Sale		Held-to-Maturity
At December 31, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agency mortgage-backed securities	$51,904	$53,087	$13,441	$13,633
U.S. Government agency collateralized mortgage obligations	12,802	13,179	-	-
Subtotal	64,706	66,266	13,441	13,633
Securities with fixed maturities:
Due in one year or less	-	-	-	-
Due afer one year through five years	-	-	-	-
Due afer five years through ten years	1,898	2,009	-	-
Due after ten years	9,022	9,263	-	-
	10,920	11,272	-	-
Total	$75,626	$77,538	$13,441	$13,633

	Available-for-Sale		Held-to-Maturity
At December 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agency mortgage-backed securities	$22,874	$22,869	$18,149	$18,243
U.S. Government agency collateralized mortgage obligations	3,736	3,738	-	-
Private label collateralized mortgage obligations	258	266	-	-
Subtotal	26,868	26,873	18,149	18,243
Securities with fixed maturities:
Due in one year or less			-	-
Due afer one year through five years	6,606	6,641	-	-
Due afer five years through ten years	9,995	9,865	-	-
Due after ten years	5,893	5,893	-	-
	22,494	22,399	-	-
Total	$49,362	$49,272	$18,149	$18,243

At December 31, 2014 and 2013, securities with an amortized cost of $18.4 million and $19.5 million, and a fair value of $18.9 million and $19.7 million, respectively, were pledged as collateral to secure municipal deposits and repurchase agreements.

(b) Unrealized losses and other-than-temporary impairments

Available-for-sale investments with unrealized losses as of December 31, 2014 were as follows:

	Less than 12 Months		Greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency mortgage-backed securities	10,804	(55)	6,300	(94)	17,104	(149)
U.S. Government agency collateralized mortgage obligations	1,351	(1)	-	-	1,351	(1)
Total securities in unrealized loss position	$12,155	$(56)	$6,300	$(94)	$18,455	$(150)

Available-for-sale investments with unrealized losses as of December 31, 2013 were as follows:

	Less than 12 Months		Greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency obligations	$9,865	$(130)	$-	$-	$9,865	$(130)
U.S. Government agency mortgage-backed securities	8,075	(531)	65	(1)	8,140	(532)
U.S. Government agency collateralized mortgage obligations	3,228	(9)	-	-	3,228	(9)
Total securities in unrealized loss position	$21,168	$(670)	$65	$(1)	$21,233	$(671)

There were two held-to-maturity investments with unrealized losses of $20,000 as of December 31, 2014.

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

The Company had seventeen securities in an unrealized loss position at December 31, 2014, including ten U.S. government agency mortgage-backed securities (MBS), six Small Business Administration (SBA) pools of loans and one U.S. Government agency collateralized mortgage obligation (CMO). The severity of these unrealized losses based on their underlying cost basis were as follows at December 31, 2014: 0.84% for U.S. Government agency mortgage-backed securities; 0.79% for the SBA issues; and 0.11% for the CMO. In addition, only four of these securities have been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities are the result of interest rate movement and are temporary in nature.

As a result of the reviews, management believes that all remaining unrealized losses are temporary as of December 31, 2014 and are the result of changes in market interest rates and market conditions. The Company has the ability and intent to hold the investments until recovery of the market value which may be at maturity.

For other-than-temporary impairment (OTTI), the Company generally estimates the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for these impairment analyses include the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely, and are influenced by such factors as loan interest rate, geographic location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flow discounted at the original yield was compared to the amortized cost of the Company’s holdings to determine the credit-related impairment loss. As of December 31, 2014 there were no securities carried on the Bank’s books with an other-than-temporary-impairment adjustment.

During 2013, the Company experienced a $1.8 million other-than temporary impairment on its auction rate preferred securities (“ARPS”). As a result of similar securities being identified as “impermissible” investments under Volcker rule interpretations, it became apparent to management through discussions with the OCC, that it was “more likely-than-not” that the Bank would be required to sell these investments before the recovery of its cost basis. Under ASC 320-10-35, the Bank recognized this OTTI in earnings in 2013. Based on management’s assessment that the ARPS market is not an active one and that to sell the ARPS would require a “forced redemption” from the trust to obtain the underlying preferred stock, the Company recognized this other-than-temporary impairment based on the quoted market prices of the underlying preferred stock as of December 31, 2013.

During February 2014, the Company requested that the trustee initiate a forced redemption of those ARPS and simultaneously sold all of the underlying preferred stock which the Company received from the forced redemption. The Company recorded a $158,000 gain from this subsequent sale of the underlying preferred stock in 2014.

The following table summarizes the activity related to the amounts of credit losses on available for sale investment securities recognized in earnings for the years ended December 31, 2014, 2013 and 2012.

(In thousands)	2014	2013	2012
Balance at beginning of year	$1,832	$20	$20
Additional increases in previously recognized credit losses	-	-	-
Losses recognized in earnings	-	1,812	-
Sold positions	(1,832)	-	-
Balance at end of year	$-	$1,832	$20

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

A summary of loans receivable at December 31, 2014 and 2013 is as follows:

	December 31,
(Dollars in thousands)	2014	2013
Real estate loans:
One-to-four family	$180,739	$186,985
Multi-family and commercial real estate	122,526	123,134
Construction and land development	3,415	5,609
Total real estate loans	306,680	315,728

Commercial business loans	25,801	25,506
Consumer loans:
Home equity	28,700	26,960
Other consumer	8,144	2,321
Total consumer loans	36,844	29,281
Totals loans	369,325	370,515

Less:
Allowance for loan losses	6,023	9,891
Deferred loan origination fees	43	56
Loans receivable, net	$363,259	$360,568

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

In June 2013, in connection with the Company’s plan to reduce the level of impaired loans, the Company sold $20.8 million in credit impaired loans in three separate transactions of a similar nature in which the financial assets transferred satisfy all of the criteria to be accounted for as sales of financial assets. In these transactions, the Company sold approximately $14.1 million in loans secured by commercial real estate properties, $6.0 million in construction and land development loans and $700,000 in loans secured by owner occupied one-to-four family properties. Because of the credit impaired quality of these assets transferred, the impact of these sales resulted in $5.1 million in net charge-offs against the Company’s allowance for loan losses.

As discussed in Note 3, in November 2013, the Company securitized approximately $13.6 million in 30 year fixed rate residential mortgage loans into U.S. Government agency mortgage backed securities. This transfer of financial assets met the criteria established under ASC Topic 860 and has been accounted for as a sale.

Loans to Related Parties

As of December 31, 2014 and 2013, loans to related parties totaled approximately $354,000 and $383,000, respectively. For the years ended December 31, 2014 and December 31, 2013, there were no new loans granted to related parties. Related parties include directors and officers of the Bank, any respective affiliates in which they have a controlling interest, and their immediate families. For the years ended December 31, 2014 and 2013, all loans to related parties were performing in accordance with their original terms.

The following table indicates activity in loans to related parties for the periods indicated.

	Year Ended December 31,
	2014	2013
Balance at the beginning of the year	$383,000	$412,000
New loans	-	-
Repayments	(29,000)	(29,000)
Balance at end of year	$354,000	$383,000

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

During the second quarter of 2013, management analyzed the risk concentration within the loan portfolio. As a result of this analysis, the loan portfolio was further disaggregated by expanding the number of loan segments from six segments to nine segments as of June 30, 2013. The commercial real estate loan segment, the second largest grouping of loans after one-to-four family owner occupied real estate loans, was expanded into five segments to increase the granularity of analysis of the risks inherent in the loans in these segments. The expanded commercial loan segments are: investor owned one-to-four family and multi-family properties; industrial and warehouse properties; office buildings; retail properties; and special use properties.

The Company’s loan portfolio is segregated as follows:

One-to-Four Family Owner Occupied Loans. This portfolio segment consists of the origination of first mortgage loans secured by one-to-four family owner occupied residential properties and residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area. The Company has experienced a significant decrease in foreclosures on its owner occupied loan portfolio over the past year. Foreclosures are at relatively low levels. Management believes this is due mainly to its conservative underwriting and lending strategies which do not allow for high risk loans such as “Option ARM,” “sub-prime” or “Alt-A” loans.

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

Credit Quality Indicators

The Company’s policies provide for the classification of loans into the following categories: pass (1 - 5); special mention (6); substandard-accruing (7); substandard-nonaccruing (8); doubtful (9); and loss (10). In June 2013, the Company added substandard-accruing as an additional risk grade to further delineate the Bank’s risk profile in the previous substandard category. Consistent with regulatory guidelines, loans that are considered to be of lesser quality are considered adversely classified as substandard, doubtful or loss. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those loans characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans (or portions of loans) classified as loss are those considered uncollectible. The Company generally charges off loans or portions of loans as soon as they are considered to be uncollectible and of little value. Loans that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention. When loans are classified as special mention, substandard or doubtful, management focuses increased monitoring and attention on these loans in assessing the credit risk and specific allowance requirements for these loans.

The following tables are a summary of the loan portfolio credit quality indicators, by loan class, as of December 31, 2014 and 2013:

	Credit Risk Profile by Internally Assigned Grade:
(In thousands)		Multi-Family
		and	Construction
	One-to-Four	Commercial	and Land	Commercial	Consumer
December 31, 2014	Family	Real Estate	Development	Business Loans	Loans	Total
Risk Rating:
Pass	$177,598	$116,020	$1,835	$23,535	$36,348	$355,336
Special mention	731	4,040	853	707	207	6,538
Substandard:
- Accruing	19	1,498	-	755	74	2,346
- Nonaccruing	2,391	968	727	804	215	5,105
Subtotal - substandard	2,410	2,466	727	1,559	289	7,451
Doubtful	-	-	-	-	-	-
Total	$180,739	$122,526	$3,415	$25,801	$36,844	$369,325

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
(In thousands)	Investor
	Owned One-to-					Total Multi-
	Four Family	Industrial and				Family and
	and Multi-	Warehouse	Office	Retail	Special Use	Commercial Real
December 31, 2014	Family	Properties	Buildings	Properties	Properties	Estate
Risk Rating:
Pass	$23,793	$23,707	$23,503	$17,092	$27,925	$116,020
Special mention	1,027	1,145	319	104	1,445	4,040
Substandard:
- Accruing	252	-	100	150	996	1,498
- Nonaccruing	389	23	546	-	10	968
Subtotal - substandard	641	23	646	150	1,006	2,466
Doubtful	-	-	-	-	-	-
Total	$25,461	$24,875	$24,468	$17,346	$30,376	$122,526

	Credit Risk Profile by Internally Assigned Grade:
(In thousands) December 31, 2013	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total

Risk Rating:
Pass	$180,704	$90,462	$3,102	$18,939	$28,603	$321,810
Special mention	500	26,832	946	3,869	262	32,409
Substandard:
- Accruing	349	2,470	-	-	94	2,913
- Nonaccruing (1)	5,432	3,370	1,561	2,605	322	13,290
Subtotal - substandard	5,781	5,840	1,561	2,605	416	16,203
Doubtful	-	-	-	93	-	93
Total	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
(In thousands) December 31, 2013	Investor Owned One-to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate

Risk Rating:
Pass	$10,682	$21,500	$16,821	$16,250	$25,209	$90,462
Special mention	4,523	7,310	4,015	6,130	4,854	26,832
Substandard:
- Accruing	-	1,155	370	457	488	2,470
- Nonaccruing	1,167	31	206	682	1,284	3,370
Subtotal - substandard	1,167	1,186	576	1,139	1,772	5,840
Doubtful	-	-	-	-	-	-
Total	$16,372	$29,996	$21,412	$23,519	$31,835	$123,134

(1) Nonaccrual loans included substandard nonaccruing loans and nonperforming consumer loans.

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

The following tables set forth certain information with respect to our loan portfolio delinquencies, by loan class, as of December 31, 2014 and 2013:

	Delinquencies
As of December 31, 2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans:
One-to-four family	$349	$153	$1,594	$2,096	$178,643	$180,739	$-
Construction and land development	-	-	726	726	2,689	3,415	-
Multi-family and commercial real estate:							-
Investor owned one-to-four family and multi-family	-	-	389	389	25,072	25,461	-
Industrial and warehouse	-	-	-	-	24,875	24,875	-
Office buildings	-	-	206	206	24,262	24,468	-
Retail properties	-	-	-	-	17,346	17,346	-
Special use properties	-	-	-	-	30,376	30,376	-
Subtotal multi-family and commercial real estate	-	-	595	595	121,931	122,526	-
Commercial business loans	972	-	703	1,675	24,126	25,801	-
Consumer loans:
Home equity loans	222	97	28	347	28,353	28,700	-
Other consumer loans	6	-	-	6	8,138	8,144	-
Subtotal consumer	228	97	28	353	36,491	36,844	-
Total	$1,549	$250	$3,646	$5,445	$363,880	$369,325	$-

	Delinquencies
As of December 31, 2013	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans:
One-to-four family	$1,217	$397	$2,564	$4,178	$182,807	$186,985	$-
Construction and land development	970	538	1,799	3,307	2,302	5,609	-
Multi-family and commercial real estate:							-
Investor owned one-to-four family and multi-family	861	-	621	1,482	14,890	16,372	-
Industrial and warehouse	-	-	32	32	29,964	29,996	-
Office buildings	-	108	206	314	21,098	21,412	-
Retail properties	423	-	-	423	23,096	23,519	-
Special use properties	346	-	169	515	31,320	31,835	-
Subtotal multi-family and commercial real estate	1,630	108	1,028	2,766	120,368	123,134	-
Commercial business loans	487	153	1,598	2,238	23,268	25,506	-
Consumer loans:
Home equity loans	155	28	142	325	26,635	26,960	-
Other consumer loans	2	3	-	5	2,316	2,321	-
Subtotal consumer	157	31	142	330	28,951	29,281	-
Total	$4,461	$1,227	$7,131	$12,819	$357,696	$370,515	$-

(b) Impaired loans and nonperforming assets

The following tables set forth certain information with respect to our nonperforming assets as of December 31, 2014 and 2013:

	At December 31,
	2014	2013
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$1,414	$2,439
Multi-family and commerical real estate	375	1,428
Construction and land development	726	1,295
Commercial business loans	804	2,496
Consumer loans	187	322
Total	3,506	7,980

Troubled debt restructurings	1,600	5,403
Total nonperforming loans	5,106	13,383
Foreclosed real estate & other repossessed assets	335	1,846
Total nonperforming assets	$5,441	$15,229

Total nonperforming loans to total loans	1.38%	3.61%

Total nonperforming loans to total assets	1.03%	2.75%

Total nonperforming assets to total assets	1.10%	3.13%

Nonperforming loans (defined as nonaccrual loans and nonaccruing troubled debt restructured loans (“TDRs”)) totaled $5.1 million at December 31, 2014 compared to $13.4 million at December 31, 2013. The amount of income that was contractually due but not recognized on nonperforming loans totaled $738,000, $852,000 and $1.6 million for 2014, 2013 and 2012, respectively.

At December 31, 2014, the Company had 34 loans on nonaccrual status of which 17 loans were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

At December 31, 2013, the Company had 90 loans on nonaccrual status of which 44 loans were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

The Company accounts for impaired loans in accordance with GAAP. An impaired loan generally is one for which it is probable, based on current information, that the Company will not collect all the amounts due under the original contractual terms of the loan. All impaired loans are individually evaluated for impairment at least quarterly. As a result of this impairment evaluation, the Company provides a specific reserve for, or charges off, that portion of the asset that is deemed uncollectible.

The following tables summarize impaired loans by portfolio segment as of December 31, 2014 and 2013:

As of December 31, 2014	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans:
One-to-four family	$2,707	$1,516	$4,223	$4,555	$59
Construction and land development	726	-	726	1,022	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	389	-	389	395	-
Industrial and warehouse properties	23	-	23	28	-
Office buildings	546	-	546	750	-
Retail properties	-	-	-	-	-
Special use properties	11	-	11	24	-
Subtotal	969	-	969	1,197	-
Commercial business loans	779	199	978	1,042	4
Consumer loans	265	227	492	521	9
Total impaired loans	$5,446	$1,942	$7,388	$8,337	$72

As of December 31, 2013	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans:
One-to-four family	$4,570	$2,431	$7,001	$7,734	$70
Construction and land development	1,405	449	1,854	2,424	75
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	1,167	-	1,167	1,274	-
Industrial and warehouse properties	565	-	565	567	-
Office buildings	206	-	206	405	-
Retail properties	158	389	547	621	23
Special use properties	1,600	-	1,600	2,086	-
Subtotal	3,696	389	4,085	4,953	23
Commercial business loans	1,996	584	2,580	2,693	105
Consumer loans	412	167	579	805	10
Total impaired loans	$12,079	$4,020	$16,099	$18,609	$283

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

The following table relates to interest income recognized by segment of impaired loans for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized
Real estate loans:	(In thousands)
One-to-four family	$5,297	$168	$5,900	$247	$4,662	$107
Construction	1,265	9	5,937	41	10,656	144
Multi-family and commercial real estate	1,884	21	8,128	367	15,281	553
Commercial business loans	1,438	92	3,087	147	4,231	133
Consumer loans	496	23	511	29	313	11
Total	$10,380	$313	$23,563	$831	$35,143	$948

Interest payments received on nonaccrual loans are accounted for on the cash-basis method or the cost recovery method until qualifying for return to accrual status. Under the cost recovery method, the interest payment is applied to the principal balance of the loan. The table above shows the interest income recognized on nonaccrual loans and on performing TDR loans using the cash-basis method. For the years ended December 31, 2014 and 2013, the amount of interest payments applied to principal under the cost recovery method was $36,000 and $314,000, respectively.

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

The recorded investment balance of TDRs that were performing and nonperforming under the terms of their modifications as of December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing (1)	$2,549	$4,195
Nonperforming (2)	1,256	3,051
Total	$3,805	$7,246

(1)	Of the $2,549,000 in TDRs which were performing under the modified terms of their agreements at December 31, 2014, there were $2,164,000 in TDRs that remain on nonaccrual status because these TDRs have not yet demonstrated the requisite period of sustained performance. The combination of the $385,000 performing TDRs and the $1,215,000 nonperforming TDRs on nonaccrual status at December 31, 2014 equal the $1,600,000 in TDRs that were on nonaccrual status at December 31, 2014.

Of the $4,195,000 in TDRs which were performing under the modified terms of their agreements at December 31, 2013, there were $2,379,000 in TDRs that remain on nonaccrual status because these TDRs have not yet demonstrated the requisite period of sustained performance. The combination of the $2,379,000 in performing TDRs and the $3,051,000 nonperforming TDRs at December 31, 2013 equal the $5,403,000 in TDRs that were on nonaccrual status at December 31, 2013.

(2)	Of the $1,256,000 in TDRs that were not performing under the modified terms of their agreements at December 31, 2014, all of these loans, except for one loan in the amount of $40,000, were on nonaccrual status.

All of the $3,051,000 in TDRs which were not performing under the modified terms of their agreements at December 31, 2013, were on nonaccrual status.

As illustrated in the table below, during the year ended December 31, 2014, the following concessions were made on 9 loans for $602,000 (measured as a percentage of loan balances on TDR’s):

•	Reduced interest rate for 10.8% (4 loans for $65,000);
•	Extension of payment terms for 16.3% (1 loan for $98,000); and
•	Deferral of principal payments for 72.9% (4 loans for $439,000).

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

The following table presents a breakdown of the types of concessions made by loan class for the year ended December 31, 2014:

	For the Year Ended December 31, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%
Below market interest rate:
Real estate loans:
One-to-four family	1	$35	$35	5.8%
Commercial business loans	3	30	30	5.0%
Subtotal	4	65	65	10.8%

Extended payment terms:
Commercial business loans	1	98	98	16.3%
Subtotal	1	98	98	16.3%

Principal payments deferred:
Consumer loans - home equity	1	28	28	4.6%
Real estate loans:
One-to-four family	3	411	411	68.3%
Subtotals	4	439	439	72.9%

Grand totals	9	$602	$602	100.0%

During the year ended December 31, 2014, the Company modified 9 loans in the amount of $602,000. Of this total, there were two payment defaults (where the modified loan was past due thirty days or more), a commercial business loan in the amount of $10,000 and a residential mortgage loan in the amount of $63,000 or 12.1% of the loans modified during the year ended December 31, 2014.

Of the total nine loans for $602,000 which were modified during the twelve months ended December 31, 2014, the following represents their success or failure during the year ended December 31, 2014:

•	33.6% are paying as restructured;
•	54.3% have paid in full or sold; and
•	12.1% have defaulted.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of December 31, 2014:

	Paid in Full / Sold		Paying as Restructured		Converted to Non-accrual		Foreclosure/Default		Total
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
Below market interest rate	1	$1	2	$54	-	$-	1	$10	4	65
Extended payment terms	1	98	-	-	-	-	-	-	1	98
Principal payments deferred	1	228	2	148	-	-	1	63	4	439
Total	3	$327	4	$202	-	$-	2	$73	9	$602

TDR’s were individually evaluated for impairment at December 31, 2014. The $10,000 TDR modified during 2014 which defaulted post-modification was a commercial (line of credit) business loan. The $63,000 TDR modified during 2014 which defaulted post-modification was a one-to-four family mortgage loan. The Company’s procedure is to individually evaluate for impairment all TDRs as part of its ALLL methodology.

During the year ended December 31, 2013, the following concessions were made on 17 loans for $3.1 million (measured as a percentage of loan balances on TDRs):

•	Reduced interest rate for 1.7% (1 loan for $51,000);
•	Extension of payment terms for 45.6% (10 loans for $1.4 million); and
•	Deferral of principal payments for 52.7% (6 loans for $1.6 million).

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

The following table presents a breakdown of the types of concessions made by loan class for the year ended December 31, 2013.

	For the Year Ended December 31, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%
Below market interest rate:
Consumer loans - home equity	1	$51	$51	1.7%
Subtotals	1	51	51	1.7%

Extended payment terms:
Real estate loans:
One-to-four family	1	19	25	0.8%
Multi-family and commercial real estate	4	917	963	31.5%
Commercial business loans	5	394	405	13.3%
Subtotals	10	1,330	1,393	45.6%

Principal payments deferred:
Real estate loans:
One-to-four family	5	1,437	1,437	47.1%
Multi-family and commercial real estate	1	170	170	5.6%
Subtotals	6	1,607	1,607	52.7%

Grand Totals	17	$2,988	$3,051	100.0%

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

Of the total 17 loans for $3.1 million which were modified during the twelve months ended December 31, 2013, the following represents their success or failure during the year ended December 31, 2013:

•	22.4% are paying as restructured;
•	10.0% have paid in full;
•	47.8% have been reclassified to nonaccrual; and
•	19.8% have defaulted.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of December 31, 2013:

	Paid in Full / Sold		Paying as Restructured		Converted to Non-accrual		Foreclosure/Default		Total
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
Below market interest rate	-	$-	1	$51	-	$-	-	$-	1	$51
Extended payment terms	1	135	1	25	8	1,233	-	-	10	1,393
Principal payments deferred	1	170	3	606	1	227	1	604	6	1,607

Total	2	$305	5	$682	9	$1,460	1	$604	17	$3,051

		10.0%		22.4%		47.8%		19.8%		100.0%

The $604,000 TDR modified during 2013 which defaulted post-modification was a one-to-four family mortgage loan. This loan was individually evaluated for impairment at December 31, 2013. The Company’s procedure is to individually evaluate for impairment all TDRs as part of its ALLL methodology.

During the year ended December 31, 2013, the following concessions were made on 17 loans for $3.1 million (measured as a percentage of loan balances on TDRs):

•	Reduced interest rate for 1.7% (1 loan for $51,000);
•	Extension of payment terms for 45.6% (10 loans for $1,393,000); and
•	Deferral of principal payments for 52.7% (6 loans for $1,607,000).

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

All other loans are segregated into segments based on similar risk factors. Each of these groups is then evaluated based on several factors to estimate credit losses. Management will determine for each category of loans with similar risk characteristics the historical loss rate. Historical loss rates provide a reasonable starting point for the Bank’s analysis; however, this analysis and loss trends do not form a sufficient basis, by themselves, to determine the appropriate level of the loan loss allowance. Management also considers qualitative and environmental factors for each loan segment that are likely to impact, directly or indirectly, the inherent loss exposure of the loan portfolio. These factors include but are not limited to: changes in the amount and severity of delinquencies; non-accrual and adversely classified loans; changes in local, regional, and national economic conditions that will affect the collectability of the portfolio; changes in the nature and volume of loans in the portfolio; changes in concentrations of credit, lending area, industry concentrations, or types of borrowers, changes in lending policies, procedures, competition, management, portfolio mix, competition, pricing, loan to value trends, extension and modification requests; and loan quality trends. As of June 30, 2013, management added factors to more granularly assess loan quality trends, specifically, the changes and the trend in charge-offs and recoveries, changes in volume of Watch and Special Mention loans and the changes in the quality of the Bank’s loan review system. This analysis establishes factors that are applied to each of the segregated groups of loans to determine an appropriate level of loan loss allowance.

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

The ALLL balance decreased from $9.9 million at December 31, 2013 to $6.0 million at December 31, 2014, a decrease of $3.9 million, or 39.1%. This decrease in the ALLL was directionally consistent with the improvement in the Bank’s asset quality trends during this twelve month period. During 2014, the Bank’s nonperforming loans decreased $8.3 million, or 61.8%, and its adversely classified loans decreased by $8.8 million, or 54.3%. Furthermore, the improvement in the risk profile of the loan portfolio can also be demonstrated by the reduction in construction and land development loans of $2.2 million, or 39.1%. These improvements in the Bank’s asset quality were attributable to the aggressive workout efforts in the past year and the loan sale transactions consummated in mid-year 2014.

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

Previously, the Company’s historical loss experience was derived from the net loan charge-offs incurred in the prior four quarters and apportioned against the related loan portfolio segment to determine an average loss history factor for each segment. Beginning with the June 30, 2013 calculation, the Company adopted a two year weighted average as the basis for the calculation of its historical loss experience in which the current year is weighted 56% versus 44% for the prior year experience. While the Company is mindful of its loss history, loss experience from the past four quarters may not accurately reflect losses embedded in the older vintages of loans originated in prior years. It is therefore considered by the Company to be more appropriate to look back at least two years in establishing loss history, albeit more heavily weighted to the current year. As discussed above, the Company believes it has significantly improved its risk grades through its increased workout efforts and as evidenced by the sale of adversely classified loans in June 2013 and mid-year 2014. The general loan loss component derived from the loss history utilizing a longer time period which contains more heightened, recent losses will be more consistent with, and reflective of, the inherent loss experience in the loan portfolio.

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

The following tables set forth the balance of and transactions in the allowance for loan losses at December 31, 2014, December 31, 2013 and December 31, 2012, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by loans evaluated for impairment individually and collectively.

	One-to-Four Family	Multi- Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total

As of and for the year ended December 31, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	317	(720)	(315)	(825)	(204)	(1,747)
Charge-offs	(546)	(1,306)	(442)	(194)	(25)	(2,513)
Recoveries	13	26	53	168	132	392
Balance at December 31, 2014	$1,633	$3,097	$414	$592	$287	$6,023
Allowance related to loans:
Individually evaluated for impairment	$59	$-	$-	$4	$9	$72
Collectively evaluated for impairment	1,574	3,097	414	588	278	5,951
Total allowance	$1,633	$3,097	$414	$592	$287	$6,023

Ending loan balance individually evaluated for impairment	$4,223	$969	$726	$978	$492	$7,388
Ending loan balance collectively evaluated for impairment	176,516	121,557	2,689	24,823	36,352	361,937
Total loans	$180,739	$122,526	$3,415	$25,801	$36,844	$369,325

	Multi-Family and Commercial Real Estate
	Investor One- to-Four Family and Multi- Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
As of and for the year ended December 31, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$515	$1,034	$563	$856	$2,129	5,097
Provision for loan losses	159	(208)	(211)	183	(643)	(720)
Charge-offs	(166)	(234)	-	(491)	(415)	(1,306)
Recoveries	1	5	-	-	20	26
Balance at December 31, 2014	$509	$597	$352	$548	$1,091	$3,097
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	509	597	352	548	1,091	3,097
Total allowance	$509	$597	$352	$548	$1,091	$3,097

Ending loan balance individually evaluated for impairment	$389	$23	$546	$-	$11	$969
Ending loan balance collectively evaluated for impairment	25,072	24,852	23,922	17,346	30,365	121,557
Total loans	$25,461	$24,875	$24,468	$17,346	$30,376	$122,526

	One-to-Four Family	Multi- Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total

As of and for the year ended December 31, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Provision for loan losses	478	4,304	(724)	(42)	134	4,150
Charge-offs	(650)	(4,687)	(2,728)	(1,817)	(182)	(10,064)
Recoveries	33	588	102	577	5	1,305
Balance at December 31, 2013	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Allowance related to loans:
Individually evaluated for impairment	$70	$23	$75	$105	$10	$283
Collectively evaluated for impairment	1,779	5,074	1,043	1,338	374	9,608
Total allowance	$1,849	$5,097	$1,118	$1,443	$384	$9,891

Ending loan balance individually evaluated for impairment	$7,001	$4,085	$1,854	$2,580	$579	$16,099
Ending loan balance collectively evaluated for impairment	179,984	119,049	3,755	22,926	28,702	354,416
Total loans	$186,985	$123,134	$5,609	$25,506	$29,281	$370,515

	Investor One- to-Four Family and Multi- Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
As of and for the year ended December 31, 2013
(In thousands)
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$4,892
Provision for loan losses	-	-	-	-	-	3,689
Charge-offs	-	-	-	-	-	(4,351)
Recoveries	-	-	-	-	-	590
Subtotal						4,820
Redistributed through segment expansion	526	818	421	519	2,536	4,820
Segment ending balance as of June 30, 2013	526	818	421	519	2,536	4,820
Provision for loan losses	(7)	410	286	337	(407)	615
Charge-offs	(4)	(121)	(144)	(67)	-	(336)
Recoveries	-	(2)	-	-	-	(2)
Segment balance at December 31, 2013	$515	$1,034	$563	$856	$2,129	$5,097
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$23
Collectively evaluated for impairment	515	1,034	563	833	2,129	5,074
Total allowance	$515	$1,034	$563	$856	$2,129	$5,097

Ending loan balance individually evaluated for impairment	$1,167	$565	$206	$547	$1,600	$4,085
Ending loan balance collectively evaluated for impairment	15,205	29,431	21,206	22,973	30,234	119,049
Total loans	$16,372	$29,996	$21,412	$23,520	$31,834	$123,134

	One-to-Four Family	Multi- Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total

At December 31, 2012
Allowance for loan losses:
Beginning balance	$1,745	$3,745	$1,327	$754	$482	$8,053
Provision for loan losses	650	4,958	8,473	3,549	95	17,725
Charge-offs	(411)	(3,757)	(5,422)	(1,594)	(150)	(11,334)
Recoveries	4	36	-	16	-	56
Ending balance	$1,988	$4,892	$4,468	$2,725	$427	$14,500
Allowance related to loans:
Individually evaluated for impairment	$5	$271	$119	$340	$1	$736
Collectively evaluated for impairment	$1,983	$4,621	$4,349	$2,385	$426	$13,764
Total allowance	$1,988	$4,892	$4,468	$2,725	$427	$14,500

Ending loan balance individually evaluated for impairment	$4,541	$14,373	$8,286	$3,945	$300	$31,445
Ending loan balance collectively evaluated for impairment	204,463	119,176	18,347	29,025	29,826	400,837
Total loans	$209,004	$133,549	$26,633	$32,970	$30,126	$432,282

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

NOTE 5 - MORTGAGE BANKING AND MORTGAGE SERVICING RIGHTS

Mortgage banking includes two components: (1) the origination of residential mortgage loans for sale in the secondary market; and (2) the servicing of mortgage loans sold to investors. The following represents the Company’s non-interest income derived from these activities for the three years ended December 31, 2014, 2013, and 2012.

	For the Year Ended December 31,
(In thousands)	2014	2013	2012
Gain on sales of loans	$570	$974	$2,373
Gain on sale of mortgage servicing rights	370	-	-
Mortgage servicing income	145	343	424
Total	$1,085	$1,317	$2,797

The Bank originates government residential mortgage loans which are sold servicing released. The Bank also originates conventional residential mortgage loans for its portfolio and for sale, both on a servicing rights retained and released basis.

The Bank previously serviced loans for other financial institutions and agencies. These loans were originated by the Bank and then sold. The Bank continued to service these loans and remits the payments received to the purchasing institution. The amounts of these loans were $0.7 million and approximately $142.2 million at December 31, 2014 and 2013.

As of August 29, 2014, the Company sold its mortgage servicing rights with a book value of approximately $948,000 relating to loans previously sold to and serviced for Federal Home Loan Mortgage Company (“Freddie Mac”) of approximately $134.8 million to another financial institution. This transaction closed on September 18, 2014 with a servicing transfer date of October 16, 2014 and satisfied all of the criteria to be accounted for as a sale of financial assets. Other than acting as interim subservicer between the sale date and the servicing transfer date, the Company does not have any continuing involvement with these financial assets. The Company may have potential repurchase exposure on these underlying mortgage loans based on investor demands related to facts and circumstances which may have pre-dated this transaction.

The balance of mortgage-servicing rights, included in other assets, and the changes therein for the years ended December 31, 2014, 2013, and 2012 were as follows:

(In thousands)	2014	2013	2012
Balance at beginning of the year	$1,093	$1,039	$700
Servicing rights capitalized	36	380	692
Amortization of servicing rights	(195)	(370)	(323)
Periodic impairment	14	44	(30)
Servicing rights sale	(948)	-	-
Balance at the end of the year	$-	$1,093	$1,039

At December 31, 2013, key economic assumptions and the sensitivity of the current fair value of residual cash flows, should immediate 10 percent and 20 percent adverse changes in those assumptions occur, were as follows:

(Dollars in thousands)	2014	2013
Carrying amount	$-	$1,093

Weighted average life (in years)	-	7.04

Prepayment speed assumption	N/A	PSA 160
Impact on fair value of 10% adverse change	-	(88)
Impact on fair value of 20% adverse change	-	(134)

Residual cash flows discount rate (annual)	N/A	7.75%
Impact on fair value of 10% adverse change	-	(70)
Impact on fair value of 20% adverse change	-	(134)

NOTE 6 - FORECLOSED REAL ESTATE

Changes in foreclosed real estate for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the Year Ended December 31,
(In thousands)	2014	2013	2012
Beginning balance	$1,846	$735	$873
Additions	455	2,116	732
Proceeds from dispositions	(1,758)	(676)	(910)
(Loss) gain on sales	(35)	(66)	117
Writedowns	(173)	(263)	(77)
Balance at end of period	$335	$1,846	$735

At December 31, 2014, the Bank held three properties consisting of two single family residences and one unimproved parcel zoned as residential. At December 31, 2014 and 2013, the Bank had $3.2 million and $3.1 million in loans in the process of foreclosure, respectively.

The Company records the gain (loss) on sale of foreclosed real estate in the expenses on foreclosed properties, net category along with expenses for acquiring and maintaining foreclosed real estate properties.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2014 and 2013 were summarized as follows:

(In thousands)	2014	2013
Banking offices	$8,566	$8,567
Furniture and equipment	5,319	5,513
Land	1,593	1,593
Leasehold improvements	1,408	1,408
Installation in process	15	-
Software capitalized	211	-
Total premises and equipment, gross	17,112	17,081
Accumulated depreciation and amortization	(7,987)	(7,717)

Premises and equipment, net	$9,125	$9,364

Depreciation and amortization expenses were $768,000, $684,000, and $718,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Bank leases space for four of its branch offices, a loan production office and two general office locations. These leases have expiration dates ranging from 2015 through 2050, and are accounted for as operating leases. Rent expense were $394,000, $335,000 and $321,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The Bank rents excess space in its banking offices to tenants.

At December 31, 2014, future minimum rental income and lease payment expense are expected to be:

(In thousands)	Income	Expense
2015	$97	$352
2016	97	354
2017	98	351
2018	101	356
2019	96	362
Thereafter	83	6,004

Total future minimum rents	$572	$7,779

NOTE 8 - DEPOSITS

Deposits are summarized as follows:

	At December 31,
(In thousands)	2014	2013
Noninterest bearing demand deposits	$68,957	$69,147
Interest bearing deposits:
Now accounts and money market accounts	50,738	49,514
Savings accounts	108,488	117,004
Time certificates	145,276	155,182
Total interest bearing deposits	304,502	321,700
Total deposits	$373,459	$390,847

Related party deposits aggregated approximately $521,000 and $417,000 as of December 31, 2014 and 2013, respectively.

Interest paid on deposits for the years ended December 31, 2014, 2013 and 2012 was as follows:

	For the Year Ended December 31,
(In thousands)	2014	2013	2012
Now accounts and money market accounts	$177	$181	$141
Savings accounts	189	279	366
Time certificates	2,020	2,345	3,301
Total interest expense on deposits	$2,386	$2,805	$3,808

The aggregate amount of individual certificate accounts of $100,000 or more at December 31, 2014 and 2013 was $60.7 million and $62.5 million, respectively. Deposits up to $250,000 are federally insured through the Federal Deposit Insurance Corporation (“FDIC”). The aggregate amount of individual certificate accounts of $250,000 or more at December 31, 2014 and 2013 was $13.2 million and $11.5 million, respectively. At December 31, 2014, the scheduled maturities for certificate accounts were as follows:

(In thousands)	2014
Certificate accounts maturing in :
Under 12 months	$56,895
12 to 24 months	31,221
24 to 36 months	24,741
Over 36 months	32,419
Total certificates	$145,276

NOTE 9 - FHLB ADVANCES AND STOCK

(a)	FHLB Advances

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At December 31, 2014, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The following table presents certain information regarding our Federal Home Loan Bank advances during the periods or at the dates indicated.

	At December 31, 2014		At December 31, 2013

	Amount	Weighted Average	Amount	Weighted Average
(Dollars in thousands)	Due	Cost	Due	Cost
Year of maturity: (1)
2014	$-	-	$1,465	2.49%
2015	6,792	0.73%	1,588	0.77%
2016	16,068	0.85%	2,888	0.88%
2017	21,021	1.59%	10,711	2.16%
2018	5,743	2.90%	5,503	2.97%
2019	3,420	2.59%	2,420	3.10%
2020-2024	383	0.18%	383	0.18%
2025-2028	335	-	335	-

Total FHLB advances	$53,762	1.43%	$25,293	2.15%

(1) Amount due includes scheduled principal payments on amortizing advances.

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

The Bank is required to maintain an investment in capital stock of the FHLB in an amount that is based on a percentage of its outstanding residential first mortgage loans. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment. The Bank held FHLB stock of $4,548,400 and $5,444,300 at December 31, 2014 and 2013, respectively. Management evaluated the Company’s investment in FHLB stock for other-than-temporary impairment, consistent with accounting policy. Based on management’s evaluation of this investment, including consideration of factors such as the long term nature of the investment, the liquidity position of the FHLB, its operating performance and the impact of legislative and regulatory changes on the FHLB and its customer base, management concluded that the stock was not impaired for the periods presented herein.

NOTE 10 - OTHER BORROWED FUNDS

The Bank utilizes securities sold under agreements to repurchase to accommodate its customers’ needs to invest funds short term and as a source of borrowings. During the year, the Bank changed product types in order to make it more advantageous for these customers to be in a deposit product. At year end, there were no customers utilizing securities sold under agreement to repurchase as an investment.

The following table presents certain information regarding our repurchase agreements during the year or at the dates indicated.

	At or For the Year to Date Period Ended
(Dollars in thousands)	December 31, 2014	December 31, 2013

Maximum amount of Repurchase Agreements outstanding during the period	$8,355	$21,256
Average Repurchase Agreements outstanding during the period	$3,379	$10,866
Weighted average interest rate during the period	0.01%	0.24%
Balance outstanding at end of period	$-	$4,173
Weighted average interest rate at end of period	0.00%	0.01%

Repurchase agreements generally have terms of one day and are secured by government agency securities.

The Bank maintains a credit facility with the Federal Reserve Bank of Boston for which certain assets are pledged to secure such borrowings. As of December 31, 2014 and 2013, there were no borrowings outstanding under this facility. In addition, the Federal Reserve Bank of Boston, as one of the Bank’s correspondent banks, requires the Bank to pledge at least $1.0 million in loans and/or investment securities for potential daylight overdraft exposure. At December 31, 2014 and 2013, the Bank had $7.4 million and $3.4 million in commercial real estate loans pledged with the Federal Reserve Bank of Boston.

At December 31, 2014, the Bank had reserve requirements with the Federal Reserve Bank of Boston amounting to $3.1 million. In addition to the Bank’s $2.3 million in vault cash, the use of $784,000 in balances held at the Federal Reserve Bank of Boston was restricted to meet these reserve requirements.

NOTE 11 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension plan

As described in Note 1, the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified defined benefit pension plan (the "Pentegra Plan").

Contributions to the Pentegra Plan were $218,000, $276,000 and $373,000 for the years ended December 31, 2014, 2013 and 2012. The funded status of the Pentegra Plan was 99.02%, 92.29% and 97.12% as of the beginning of the plan years (July 1, 2014, 2013 and 2012, respectively). The Bank was not listed in the Pentegra Plan’s Forms 5500 as providing more than 5 percent of the total contributions for the plan years ended June 30, 2014 or 2013, respectively.

The Plan was amended, effective September 1, 2005, and is considered frozen, with no new participants being accepted. No future compensation will be considered for benefit accruals, and there will be no future credited service, service accruals, or additional accrued benefits.

The Bank’s net pension cost was $247,000, $230,000 and $418,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Defined contribution plan

As described in Note 1, the Bank has a defined contribution 401(k) plan for eligible employees. The Bank provides 75% matching of employee contributions on up to 6% of the employee’s salary. The Bank’s contribution vests over a six year graded vesting schedule. The Bank’s contribution to the plan was $265,000, $289,000, and $243,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Directors’ retirement plan

As described in Note 1, the Bank sponsors a deferred compensation plan under which certain non-employee directors may elect to defer up to 100% of their compensation in the form of either cash or stock-appreciation rights (“SARs”). The plan also provides for a $10,000 annual payment to each of the three participating directors which the director may elect to defer under the plan. Excluding the $30,000 supplemental annual compensation included in directors’ compensation expense, the Company’s cost for these benefits amounted to $2,000, $2,000 and $1,000, respectively for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014, the accumulated liability under this plan amounted to $26,000.

Other benefits

The Company has investments in, and is the beneficiary of, life insurance policies on the lives of certain current and former officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender value and death benefits of the policies. These policies have aggregate cash surrender values of $10,393,000 and $10,132,000 at December 31, 2014 and 2013, respectively. These assets are maintained with three insurance carriers. Income earned on the life insurance policies aggregated $261,000, $278,000 and $299,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Healthcare benefits

As described in Note 1, in addition to providing pension benefits, the Bank has provided certain health care benefits to retired employees (the “Healthcare Benefits Plan”). In November 2013, the Bank discontinued the post retirement benefits provided under this program and reduced the related accrued liability balance by $487,000. The Bank settled with the beneficiaries and paid the remaining liability in June 2014 of $84,000, $4,000 of which had been accrued for at December 31, 2013. The Company’s accrued costs of providing these benefits amounted to zero, zero and $87,000 for the years ended December 31, 2014, 2013 and 2012.

The following table summarizes the obligation and funded status for the Healthcare Benefits Plan as of December 31, 2014 and 2013:

	At or For the Year Ended December 31,
(In thousands)	2014	2013
Change in benefit obligation
Projected benefit obligation at beginning of year	$4	$491
Interest cost	(4)	(487)
Projected benefit obligation at end of year	-	4

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	4	41
Plan participant contributions	-	-
Benefits paid	(4)	(41)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$-	$(4)

The benefit costs related to the Healthcare Benefits Plan for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For the Year Ended December 31,
(In thousands)	2014	2013	2012
Components of net periodic benefit cost
Interest cost	$-	$-	$87
Expected return on plan assets	-	-	-
Net periodic benefit cost	-	-	87

The discount rate used in determining healthcare benefits was 3.91% at December 31, 2012.

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earning per share calculation purposes. The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated statements of financial condition. ESOP expense for the years ended December 31, 2014, 2013 and 2012 was $252,000, $234,000 and $233,000, respectively. At December 31, 2014 the Company has committed to release to the ESOP 32,364 earned but unallocated shares. At December 31, 2014 and 2013, there were 294,387 and 326,751 unearned and unreleased ESOP shares, respectively, which had aggregate fair values of $2,520,000 and $2,366,000, respectively.

Effective December 1, 2014, the Bank combined its 401(k) plan and its ESOP into one plan called the Naugatuck Valley Savings and Loan 401(k) Employee Stock Ownership Plan (“KSOP”). Under the KSOP, employees who participate in the 401(k) may continue to contribute a portion of their compensation, which is matched by the employer at 75% up to 6% of eligible compensation, up to certain Internal Revenue Service limits. Effective January 1, 2015, the employer matching contribution will be made in the form of Company common stock released by the ESOP.

NOTE 13 - STOCK-BASED COMPENSATION

In 2005, stockholders of the Company approved the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant up to 371,794 stock options and 148,717 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 520,511 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan. As of December 31, 2014, 161,746 shares remain available for future issuances under this plan. The majority of these stock options and restricted stock shares were granted during the period from July 2005 to July 2008. Stock options expire ten years after the grant date.

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

(a) Stock Option Awards

A summary of the status of outstanding stock options at December 31, 2014, 2013 and 2012 and changes therein was follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	119,786	$11.18	197,561	$11.16	295,423	$11.15
Granted	110,000	7.74	-	-	-	-
Forfeited	(19,978)	11.18	-	-	-	-
Exercised	-	-	-	-	-	-
Expired	-		(77,775)	11.12	(97,862)	11.12
Options outstanding at end of year	209,808	9.36	119,786	11.18	197,561	11.16

Options exercisable at end of year	99,808	11.17	119,786	11.18	197,561	11.15

Weighted-average fair value of options granted during the year	$	2.55		N/A		N/A

The exercise price and weighted average remaining contractual life in years for all options outstanding at December 31, 2014 are detailed below.

Shares Outstanding as of December 31, 2014	Exercise Price	Weighted Average Remaining Contractual Life (in years)

96,416	$11.12	0.6
3,392	$12.51	2.3
110,000	$7.74	9.5
209,808

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

Assumptions used to determine the weighted average fair value of stock options granted were as follows:

Grant Date
May 27, 2014

Dividend yield	0.00%
Expected volatility	28.42%
Risk-free rate	1.95%
Expected life in years	6.5

Weighted average fair value of options at grant date	$2.55

The Company determined the expected contractual term of the options to be 6.5 years using the simplified method under SEC’s Staff Accounting Bulletin No. 110 due to the Company not having sufficient historical data to provide a reasonable basis for estimation.

(b) Restricted Stock Awards

The following table summarizes the restricted stock awards outstanding for the years ended December 31, 2014, 2013 and 2012:

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at December 31, 2011	1,400	$11.10
Granted	-	-
Vested	(1,200)	11.10
Forefeited	-	-
Nonvested at December 31, 2012	200	11.10
Granted	-	-
Vested	(200)	11.10
Forefeited	-	-
Nonvested at December 31, 2013	-	-
Granted	4,114	8.01
Vested	-	-
Forefeited	-	-
Nonvested at December 31, 2014	4,114	8.01

For the years ended December 31, 2014, 2013 and 2012, the Company recognized compensation expense related to restricted stock awards of $847, zero and zero, respectively and a related tax benefit of $288, zero, and zero, respectively. As of December 31, 2014, the total unrecognized compensation expense related to non-vested restricted stock was $33,000 and the weighted average period over which it is expected to be recognized is approximately 5 years. The vesting date fair value of restricted stock awards that vested during the years ended December 31, 2014, 2013 and 2012 was zero, and $13,320 and $2,230, respectively.

The exercise price and weighted average remaining contractual life in years for all restricted stock awards outstanding at December 31, 2014 are detailed below.

Outstanding as of December 31, 2014	Exercise Price	Weighted Average Remaining Contractual Life (in years)

4,114	$8.01	9.9

The fair value of restricted stock awards is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is zero based on historical data and other factors.

The Company recorded stock-based compensation expense of $34,000, $1,000 and $1,000 for the years ended December 31, 2014, 2013 and 2012, respectively, in connection with the stock options and restricted stock awards. At December 31, 2014 the Company has unrecognized option expense of $247,800 to be recognized over the remaining vesting period of the options The Company has unrecognized compensation expense related to non-vested restricted stock awards of $32,600 to be recognized over the remaining vesting period of the restricted stock awards.

NOTE 14 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of:

(In thousands)	2014	2013	2012
Current income tax expense (benefit)	$(13)	$128	$(2,327)
Deferred income tax expense	-	242	2,475

Provision (benefit )for income taxes	$(13)	$370	$148

Prior to 2014, the Bank’s wholly-owned subsidiary, Naugatuck Valley Mortgage Servicing Corporation (“NVMSC”), qualified and operated as a Connecticut passive investment company (“PIC”) pursuant to legislation. Because the subsidiary earned income from passive investments which is exempt from Connecticut Corporation Business Tax and its dividends to the Bank were exempt from state tax, the Bank did not expect to incur state income taxes. During 2014, NVMSC no longer qualified as a PIC as it had less than the required minimum number of employees and therefore, NVMSC was dissolved in December 2014. The net operating loss carryforwards generated by NVMSC, while qualifying as a PIC through December 31, 2013, could reduce future state income taxes by approximately $7.6 million. These state income tax benefits, if not utilized, would expire in 2019 through 2023.

A reconciliation of the statutory federal income tax rate applied to income before income taxes with the income tax provision is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Income tax expense (benefit) at statutory rate of 34%	$340	$(2,879)	$(5,134)

Increase (decrease) in income tax expense resulting from:
State and local income taxes, net of federal benefit	50	-	-
Nondeductible compensation expense	97	79	79
Income exempt from income tax	(53)	(171)	(182)
Valuation allowance on income tax benefits	7,337	3,310	5,376
State NOL from passive investment company	(7,649)	-	-
Prior year AMT tax credit carryforwards	(152)	-	-
Other items, net	17	31	9
Provision (benefit) for income taxes	$(13)	$370	$148

The tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows at December 31, 2014 and 2013:

(In thousands)	2014	2013
Deferred tax assets:
Reserve for loan losses	$2,355	$3,371
Net operating loss carryforwards	13,238	4,782
Stock based compensation	89	89
Deferred income	102	123
Charitable contributions	45	27
Alternative minimum taxes (“AMT”) paid	228	152
Available-for-sale securities	-	30
Other items, net	60	604
Gross deferred tax assets	16,117	9,178

Valuation allowance	(15,993)	(8,686)
Deferred tax assets, net of valuation allowance	124	492

Deferred tax liabilities:
Depreciation	(124)	(121)
Available-for-sale securities	(651)	-
Mortgage servicing rights	-	(371)
Total deferred tax liabilities	(775)	(492)

Net deferred tax liabilities	$(651)	$-

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The largest component of our net deferred tax asset at December 31, 2014 was our net operating loss carryforwards and temporary differences related to the activity in our allowance for loan losses. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not, that some or all of the deferred tax assets will not be realized. Due to the magnitude of the operating losses in 2013 and 2012 and the related deferred tax assets, management has concluded that it is more likely-than-not that the Company will be unable to realize its deferred tax assets in the foreseeable future, and accordingly has established valuation allowances of $16.0 million and $8.7 million, respectively, which equal 100% of the net deferred tax assets at December 31, 2014 and December 31, 2013. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, management’s conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

Retained earnings at December 31, 2014 includes a contingency reserve for loan losses of $1,843,000 which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of $718,000 has not been recognized as of December 31, 2014.

During 2013, the Company received $2.3 million in federal income tax refunds from the 2012 net operating loss carryback tax returns filed, which recovered all available previously paid federal income taxes. In addition, the Company received $800,000 in federal tax refunds in 2013 from the 2012 tax return. The December 31, 2014 net operating loss carryforward expiring in 2034 could reduce future federal taxable income by approximately $17.9 million.

The net operating loss carryforwards of $162.7 million includes $17.9 million of federal and $144.8 million of state income tax carryforwards. The sizeable state income tax carryforwards were primarily generated by the Bank from receipt of non-taxable dividends from NVMSC. Management does not expect the Bank to earn sufficient income to fully utilize the state net operating loss carryforwards expiring in 2023.

Management regularly analyzes their tax positions and at December 31, 2014, does not believe that the Company has taken any tax positions where future deductibility is not certain. Based on the size of the federal tax refunds, the Internal Revenue Service has conducted an examination of the Company’s federal tax returns for the years 2010, 2011 and 2012. While the examination results are in the process of final review, management does not expect any agent adjustments forthcoming from this examination. As of December 31, 2014, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal income taxes for 2013 and for Connecticut income taxes for the years 2010-2013.

NOTE 15 - STOCKHOLDERS’ EQUITY

The following table shows earnings per share information at December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
(In thousands except per share data)	2014	2013	2012
Net income (loss) available to common stockholders	$1,001	$(8,839)	$(15,248)
Basic:
Weighted average shares outstanding during the period	7,002,208	7,002,208	7,002,208
Less: unallocated ESOP shares	(325,775)	(359,115)	(391,479)
Total for basic EPS calculation	6,676,433	6,643,093	6,610,729
Diluted:
Weighted average shares outstanding during the period	7,002,208	7,002,208	7,002,208
Addditional shares from options and restricted stock awarded	9,003	-	-
Less: unallocated ESOP shares	(325,775)	(359,115)	(391,479)
Total for diluted EPS calculation	6,685,436	6,643,093	6,610,729
Net income (loss) per common share:
Basic and diluted earnings per share	$0.15	$(1.33)	$(2.31)

Diluted earnings per share	$0.15	$(1.33)	$(2.31)

Basic net income per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted average number of common shares outstanding is increased to include the incremental common shares as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the year ended December 31, 2014, anti-dilutive options excluded from the calculations totaled 96,416 options (with an exercise price of $11.12) and 3,392 options (with an exercise price of $12.51). For the year ended December 31, 2013, anti-dilutive options excluded from the calculations totaled 115,496 options (with an exercise price of $11.12) and 4,290 options (with an exercise price of $12.51). For the year ended December 31, 2012, anti-dilutive options excluded from the calculations totaled 203,172 options (with an exercise price of $11.12) and 4,540 options (with an exercise price of $12.51).

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

The following table summarizes these financial instruments and other commitments and contingent liabilities as of December 31, 2014 and 2013:

(In thousands)	2014	2013
Commitments to extend credit:
Commercial loan commitments	$30,254	$12,572
Unused home equity lines of credit	19,084	19,169
Commercial and industrial loan commitments	12,587	10,153
Amounts due on other commitments	7,257	6,618
Commercial letters of credit	588	1,371

At December 31, 2014, included in the commitments to extend credit were commitments to fund consumer loans in the amount of $3.8 million and commercial loans in the amount of $11.4 million with interest rates ranging from 2.50% to 6.0%.

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

The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, and/or following a change in control of the Company.

The Company establishes an accrued liability for unfunded commitments, litigation or regulatory matters in the periods when those matters arise, and the resulting loss contingency is both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. There were no such accruals at December 31, 2014.

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

Available-for-sale and held-to-maturity securities—Where quoted prices are available in an active market, the securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and the securities are classified within Level 2 of the valuation hierarchy. Examples of such instruments include U.S. government agency obligations, U.S. government agency mortgage-backed securities and collateralized mortgage obligations, private label collateralized mortgage obligations, and obligations of state and municipal subdivisions. On the auction rate trust preferred securities, these securities were identified as “impermissible” investments under Volcker rule interpretations by the OCC and, as such the Company liquidated these securities in February 2014. Based on management’s assessment that the ARPs market is not an active one and to liquidate these securities would require a “forced redemption” from the trust to request delivery of the underlying preferred stock, collateral for sale, the Company calculated the fair value (and the determination of the OTTI) on these securities at December 31, 2013 utilizing the current market prices of the underlying preferred stock and classified these investments as Level 2 in the fair value hierarchy. Securities classified within Level 3 of the valuation hierarchy are securities for which significant unobservable inputs are utilized. Available for sale securities are recorded at fair value on a recurring basis and held to maturity securities are only disclosed at fair value.

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

The following is a summary of the carrying values and fair values of the Company’s significant financial instruments as of December 31, 2014 and 2013:

		December 31, 2014		December 31, 2013
	Fair Value Hierarchy	Carrying	Fair	Carrying	Fair
(In thousands)	Level	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	Level 1	$10,940	$10,940	$26,374	$26,374
Investment securities, available-for-sale	Level 2	77,538	77,538	49,272	49,272
Investment securities, held-to-maturity	Level 2	13,441	13,633	18,149	18,243
Loans held for sale	Level 2	1,062	1,062	1,079	1,079
Loans receivable, net:
Performing	Level 2	355,943	359,687	344,469	347,496
Impaired	Level 3	7,316	7,316	16,099	15,816
Accrued interest receivable	Level 1	1,599	1,599	1,494	1,494
Mortgage servicing assets	Level 2	-	-	1,093	1,598
FHLB Stock	Level 3	4,548	4,548	5,444	5,444
Financial liabilities:
Demand deposits, savings, Now and
money market deposits	Level 1	228,183	228,183	235,665	235,665
Time deposits	Level 2	145,276	147,385	155,182	157,591
FHLB advances	Level 2	53,762	54,148	25,293	25,942
Borrowed funds	Level 2	-	-	4,173	4,173
Mortgagors' escrow accounts	Level 2	4,341	4,341	4,392	4,392
Accrued interest payable	Level 1	67	67	51	51

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of December 31, 2014 and December 31, 2013 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such dates.

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

The Company uses fair value measurements to record available-for-sale investment securities and residential loans held for sale at fair value on a recurring basis. Additionally, the Company uses fair value measurements to measure the reported amounts of impaired loans, foreclosed real estate and mortgage servicing rights at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost or market value accounting or write downs of individual assets.

Unrecognized financial instruments—Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2014 and December 31, 2013.

The following table represents a further breakdown of investment securities and other financial instruments measured at fair value on a recurring basis.

	Fair Value At December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$5,042	$-	$5,042
U.S. Government agency mortgage-backed obligations	-	53,087	-	53,087
U.S. Government agency collateralized mortgage obligations	-	13,179	-	13,179
Obligations of state and municipal subdivisions	-	6,230	-	6,230

	Fair Value At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$16,506	$-	$16,506
U.S. Government agency mortgage-backed obligations	-	22,869	-	22,869
U.S. Government agency collateralized mortgage obligations	-	3,738	-	3,738
Private label collateralized mortgage obligations	-	266	-	266
Auction rate trust preferred securities	-	5,893	-	5,893

The following table represents assets measured at fair value on a non-recurring basis:

	Fair Value At December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$7,316	$7,316
Foreclosed real estate	-	-	335	335

	Fair Value At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$15,816	$15,816
Foreclosed real estate	-	-	1,846	1,846
Mortgage servicing rights	-	-	1,598	1,598

Quantitative information about Level 3 fair value measurements as of a December 31, 2014 and 2013 are summarized below.

	2014
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$7,316	Appraisals	Discount for costs to sell	0% - 8.5%

Foreclosed real estate	$335	Real estate appraisals	Discount for costs to sell	0% - 8.5%

	2013
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$15,816	Appraisals	Discount for costs to sell	0% - 8.5%

Foreclosed real estate	$1,846	Real estate appraisals	Discount for costs to sell	0% - 8.5%

Mortgage servicing rights	$1,598	Discounted cash flows	Constant prepayment rate	0% - 8.76%
			Discount rates	0% - 7.50%

During the year ended December 31, 2014, the following fair values of those reflected in the above table were re-measured:

•	$5.0 million in collateral dependent impaired loans; and

•	$335,000 in foreclosed real estate.

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

NOTE 18 - SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The following tables present quarterly consolidated information for the Company for 2014, 2013 and 2012

	For the Year Ended December 31, 2014
	Fourth	Third	Second	First
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$4,752	$5,019	$5,093	$4,907
Interest expense	780	784	787	758
Net interest income	3,972	4,235	4,306	4,149
Provision (credit) for loan losses	(958)	(50)	(739)	-
Net interest income after provision for loan losses (1)	4,930	4,285	5,045	4,149
Noninterest income	904	1,978	641	744
Noninterest expense	5,187	5,207	5,591	5,703
Income before provision (benefit) for income tax	647	1,056	95	(810)
Provision (benefit) for income tax	(13)	-	-	-
Net income (loss)	$660	$1,056	$95	$(810)
Earnings (loss) per share - basic and diluted	$0.10	$0.16	$0.01	$(0.12)

(1)	The credit provision recognized in the three month period ended December 31, 2014, was based primarily on the reduction in the level of nonperforming loans and the improvement in the Bank’s loan loss experience during 2014.

	For the Year Ended December 31, 2013
	Fourth	Third	Second	First
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$4,942	$4,752	$5,460	$5,458
Interest expense	773	825	1,001	1,079
Net interest income	4,169	3,927	4,459	4,379
Provision (credit) for loan losses	-	300	3,550	300
Net interest income after provision for loan losses	4,169	3,627	909	4,079
Noninterest income	(1,233)	641	854	910
Noninterest expense	4,987	5,299	6,545	5,594
Income before provision (benefit) for income tax	(2,051)	(1,031)	(4,782)	(605)
Provision (benefit) for income tax	367	-	17	(14)
Net income (loss)	$(2,418)	$(1,031)	$(4,799)	$(591)
Earnings (loss) per share - basic and diluted	$(0.36)	$(0.16)	$(0.72)	$(0.09)

	For the Year Ended December 31, 2012
	Fourth	Third	Second	First
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$5,839	$6,013	$6,165	$6,594
Interest expense	1,169	1,257	1,406	1,553
Net interest income	4,670	4,756	4,759	5,041
Provision (credit) for loan losses	720	10,312	2,148	4,545
Net interest income after
provision for loan losses	3,950	(5,556)	2,611	496
Noninterest income	1,358	1,250	1,133	884
Noninterest expense	5,792	5,093	4,870	5,471
Income before provision (benefit) for
income tax	(484)	(9,399)	(1,126)	(4,091)
Provision (benefit) for income tax	5,212	(3,238)	(411)	(1,415)
Net income (loss)	$(5,696)	$(6,161)	$(715)	$(2,676)
Earnings (loss) per share - basic and diluted	$(0.86)	$(0.93)	$(0.11)	$(0.41)

NOTE 19 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Naugatuck Valley Financial Corporation) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statements of Financial Condition

	December 31,
(In thousands)	2014	2013

ASSETS
Cash on deposit with Naugatuck Valley Savings and Loan	$3,347	$3,066
Investment in subsidiary, Naugatuck Valley Savings and Loan	56,351	53,856
Loan to ESOP	2,847	3,142
Other assets	-	1
Total assets	$62,545	$60,065
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$1,673	$1,831
Stockholders' equity	60,872	58,234
Total liabilities and stockholders' equity	$62,545	$60,065

Statements of Income

	For the Years Ended December 31,
(In thousands)	2014	2013	2012

Interest income	$123	$148	$167
Total income	123	148	167

Other expense	233	328	398

Loss before income tax and equity in
undistributed net income of subsidiary	(110)	(180)	(231)
Provision (benefit) for income taxes	-	(12)	(14)

Loss before equity in undistributed
net income (loss) of subsidiary	(110)	(168)	(217)
Equity in undistributed net income (loss) of subsidiary	1,111	(8,671)	(15,031)
Net income (loss)	$1,001	$(8,839)	$(15,248)

Statements of Cash flows

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income (loss)	$1,001	$(8,839)	$(15,248)
Equity in undistributed (earnings) loses of subsidiaries	(1,111)	8,671	15,031
Net change in other liabilities	(79)	805	9
Net change in other assets	(1)	(74)	(576)
Other, net	(78)	(76)	(84)
Net cash (used) provided by investing activities	(1,269)	9,326	14,380
Net cash provided (used) by operating activities	(268)	487	(868)
Cash flows from investing activities
Investment in subsidiary	-	(10,000)	-
Paydowns and maturities of available-for-sale securities	-	857	169
Principal payments received from ESOP	295	283	271
Net cash (used) provided by investing activities	295	(8,860)	440
Cash flows from financing activities
Common stock repurchased	-	-	(1)
Cash dividends to common shareholders	-	-	(599)
Release of ESOP shares	254	232	233
Net cash provided (used) by financing activities	254	232	(367)
Increase (decrease) in cash and cash equivalents	281	(8,141)	(795)
Cash and cash equivalents at beginning of year	3,066	11,207	12,002
Cash and cash equivalents at end of year	$3,347	$3,066	$11,207

