Form 10-Q
period 2015-03-31
Naugatuck Valley Financial Corp
filed 2015-05-08
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

As of May 8, 2015, there were 7,002,208 shares of the registrant’s common stock outstanding.

1

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(In thousands)	March 31, 2015	December 31, 2014

ASSETS
Cash and due from depository institutions	$7,024	$10,940
Federal funds sold	755	-
Cash and cash equivalents	7,779	10,940
Investment securities available-for-sale, at fair value	86,185	77,538
Investment securities held-to-maturity, at amortized cost	12,454	13,441
Loans held for sale	2,209	1,062
Loans receivable, net	370,064	363,259
Accrued income receivable	1,660	1,599
Foreclosed real estate	100	335
Premises and equipment, net	9,184	9,125
Bank owned life insurance	10,459	10,393
Federal Home Loan Bank ("FHLB") of Boston stock, at cost	4,548	4,548
Other assets	2,390	2,850
Total assets	$507,032	$495,090
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$378,984	$373,459
FHLB advances	61,914	53,762
Mortgagors' escrow accounts	2,224	4,341
Deferred tax liabilities	824	651
Other liabilities	1,894	2,006
Total liabilities	445,840	434,219
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;
7,002,366 shares issued; 7,002,208 shares outstanding at
March 31, 2015 and December 31, 2014, respectively	70	70
Paid-in capital	58,725	58,698
Retained earnings	3,586	3,323
Unearned employee stock ownership plan ("ESOP") shares (294,387 shares
at March 31, 2015 and December 31, 2014)	(2,480)	(2,480)
Treasury Stock, at cost (158 shares at March 31, 2015 and
December 31, 2014)	(1)	(1)
Accumulated other comprehensive income, net of tax	1,292	1,261
Total stockholders' equity	61,192	60,871
Total liabilities and stockholders' equity	$507,032	$495,090

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,
(In thousands, except share data)	2015	2014

Interest income
Interest and fees on loans	$4,079	$4,246
Interest and dividends on investments and deposits	618	662
Total interest income	4,697	4,908
Interest expense
Interest on deposits	570	604
Interest on borrowed funds	195	154
Total interest expense	765	758

Net interest income	3,932	4,150

Provision for loan losses	-	-

Net interest income after provision for loan losses	3,932	4,150

Noninterest income
Service charge income	152	173
Fees for other services	63	72
Mortgage banking income	218	148
Income from bank owned life insurance	66	66
Net gain on sale of investments	416	158
Income from investment advisory services, net	43	94
Other income	31	32
Total noninterest income	989	743

Noninterest expense
Compensation, taxes and benefits	2,481	3,016
Occupancy	540	543
Professional fees	410	519
FDIC insurance premiums	163	261
Insurance	175	145
Computer processing	347	369
Expenses on foreclosed real estate, net	19	210
Writedowns on foreclosed real estate	-	27
Directors' compensation	94	102
Advertising	116	96
Supplies	66	69
Other expenses	247	345
Total noninterest expense	4,658	5,702

Income (loss) before provision (benefit) for income taxes	263	(809)

Provision (benefit) for income taxes	-	-

Net income (loss)	$263	$(809)

Earnings (loss) per common share - basic and diluted	$0.04	$(0.12)

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
	March 31,
(In thousands)	2015	2014

Net income (loss)	$263	$(809)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investment securities	621	595
Reclassification adjustment for net gains recognized in net income (1)	(416)	(158)
Other comprehensive income before tax effect	205	437
Income tax expense related to items in other
comprehensive income (loss)	(174)	(118)
Reclassification adjustment net of tax amount	31	319
Total comprehensive income (loss)	$294	$(490)

(1) Net gain (loss) on sale of investments is the affected line item in the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended March 31, 2015 and 2014 (unaudited)

	Common	Paid-in	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Stock	Income (Loss)	Total

Balance at December 31, 2013	$70	$58,757	$2,322	$(2,824)	$(1)	$(90)	$58,234
Net income (loss)	-	-	(809)	-	-	-	(809)
Other comprehensive income	-	-	-	-	-	319	319

Balance at March 31, 2014	$70	$58,757	$1,513	$(2,824)	$(1)	$229	$57,744

	Common	Paid-in	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Stock	Income (Loss)	Total

Balance at December 31, 2014	$70	$58,698	$3,323	$(2,480)	$(1)	$1,261	$60,871
Net income (loss)	-	-	263	-	-	-	263
Stock based compensation - options	-	27	-	-	-	-	27
Other comprehensive income	-	-	-	-	-	31	31

Balance at March 31, 2015	$70	$58,725	$3,586	$(2,480)	$(1)	$1,292	$61,192

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$263	$(809)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	201	180
Net (gain) loss on sales of foreclosed assets	(1)	65
Writedowns on foreclosed real estate	-	27
Mortgage banking activity:
Gain on sales of mortgage loans	(217)	(143)
Mortgage loans originated for sale	(5,921)	(3,616)
Proceeds from sale of mortgage loans	4,991	4,162
Net amortization of investment premiums and discounts	96	36
Net gain on sale of investments	(416)	(158)
Stock-based compensation	27	-
Net change in:
Accrued income receivable	(61)	(241)
Deferred loan fees	(2)	(9)
Cash surrender value of life insurance	(66)	(66)
Other assets	460	7
Other liabilities	(112)	(853)
Net cash (used in)/provided by operating activities	(758)	(1,418)
Cash flows from investing activities
Proceeds from maturities, calls and repayments of available-for-sale securities	4,205	4,348
Proceeds from sale of available-for-sale securities	4,620	6,052
Proceeds from maturities of held-to-maturity securities	826	1,212
Purchase of available-for-sale securities	(16,787)	(47,809)
Loan originations net of principal payments	(6,803)	314
Purchase of premises and equipment	(260)	(208)
Proceeds from the sale of foreclosed assets	236	978
Net cash (used in)/provided by investing activities	(13,963)	(35,113)
Cash flows from financing activities
Net change in time deposits	991	(823)
Net change in other deposit accounts	4,534	(1,112)
Proceeds from FHLB advances	12,131	24,000
Repayment of FHLB advances	(3,979)	(77)
Net change in mortgagors' escrow accounts	(2,117)	(2,129)
Change in other borrowings	-	2,012
Net cash provided by/(used in) financing activities	11,560	21,871
Net change in cash and cash equivalents	(3,161)	(14,660)
Cash and cash equivalents at beginning of period	10,940	26,374
Cash and cash equivalents at end of period	$7,779	$11,714
Supplementary disclosures of cash flow information:
Non-cash investing activities:
Transfer of loans to foreclosed assets	$-	$338
Interest paid	$563	$743
Income taxes paid	$-	$-
Unrealized gains on available for sale securities arising during the period	$205	$438

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

Naugatuck Valley Savings is a federally chartered stock savings association and has served its customers in Connecticut since 1922. The Bank operates as a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses with a variety of deposit and lending products from its full service banking offices in the Greater Naugatuck Valley region of southwestern Connecticut. The Bank attracts deposits from the general public and uses those funds to originate one-to-four family, multi-family and commercial real estate, construction, commercial real estate, construction, commercial business and consumer loans.

At March 31, 2015, Naugatuck Valley Savings had one wholly-owned subsidiary, Church Street OREO One, LLC. Church Street OREO One, LLC was established in February 2013 to hold properties acquired through foreclosure as well as from non-judicial proceedings.

Basis of Presentation

The accompanying consolidated interim financial statements are unaudited and include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries, Naugatuck Valley Mortgage Servicing Corporation (through December 31, 2014) and Church Street OREO One, LLC. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the December 31, 2014 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of its operations and its cash flows at the dates and for the periods presented.

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

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Certain reclassifications have been made to the prior period amounts to conform with the March 31, 2015 consolidated financial statement presentation. These reclassifications only changed the reporting categories and did not affect the Company’s results of operations or financial position.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2014 Annual Report on Form 10-K. There have not been any material changes in our significant accounting policies compared with those contained in our Form 10-K disclosure for the year ended December 31, 2014.

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

Receivables – Troubled Debt Restructurings by Creditors (Topic 310-40) — Classification of Certain Government- Guaranteed Mortgage Loans Upon Foreclosure: In August 2014, the FASB issued ASU 2014-14. This guidance requires that, upon foreclosure, a government-guaranteed mortgage loan be transferred from loans to other receivables when all of the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of real estate is fixed, which is an attribute specific to VA loans. The amount of the separate other receivable shall be measured based on the amount of the loan balance, including interest, expected to be recovered from the guarantor. The standard became effective in December 2014 and its adoption has not had a material impact on the Company’s consolidated financial statements.

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

Interest - Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs: In April 2015, the FASB issued ASU No. 2015-03. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

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

The OCC regulations require savings institutions to maintain minimum levels of regulatory capital. Effective June 4, 2013, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-weighted assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the Agreement. The Bank exceeded the IMCRs at March 31, 2015, with a Tier 1 leverage ratio of 11.18% and a total risk-based capital ratio of 17.64%.

As a source of strength to its subsidiary bank, the Company had liquid assets of approximately $3.3 million at March 31, 2015, which the Company could contribute to the Bank if needed, to enhance the Bank’s capital levels. If the Company had contributed those assets to the Bank as of March 31, 2015, the Bank would have had a Tier 1 leverage ratio of approximately 11.86%.

On May 21, 2013, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the Federal Reserve Bank of Boston.

As a savings and loan holding company with consolidated assets of less than $1.0 billion the Company is not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five- year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements apply to savings and loan holding companies.

Effective January 1, 2015, Basel III implementation date for community banks, the applicable capital regulations have been revised to:

•	Establish a new common equity Tier 1 minimum capital requirement (at 4.5% of risk-weighted assets);

•	Increase the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets);

•	Change what constitutes regulatory capital including the phasing out of certain components over a transition period;

•	Amends the risk-weights of certain assets to better reflect credit risk and other risk exposures; and

•	Phase in a “capital conservation buffer” requirement beginning January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. If a depository institution does not maintain the applicable “capital conservation buffer” in addition to its minimum risk-based capital requirements, the Basel III capital regulation may limit capital distributions and certain discretionary bonus payments.

For the Bank, the new common equity Tier 1 capital ratio is the same as its Tier 1 risk-based capital ratio because the Bank’s Tier 1 capital consists only of common equity. Furthermore, as of March 31, 2015, the Bank elected to exclude its accumulated other comprehensive income (which, for the Bank, primarily consists of unrealized gains and losses on available for sale investment securities) from its Tier 1 capital. This is consistent with its previous treatment of this item.

The following tables are summaries of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at March 31, 2015 and December 31, 2014.

At March 31, 2015	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$59,899	12.13%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	59,899	17.71%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	64,148	18.97%

The Bank
Tier 1 Leverage Capital (1)	$19,826	4.00%	$44,609	9.00%	$55,415	11.18%
Common Equity Tier 1 (CET1) (2) (4)	15,217	4.50%	N/A	N/A	55,415	16.39%
Tier 1 Risk-Based Capital (2)	20,290	6.00%	N/A	N/A	55,415	16.39%
Total Risk-Based Capital (2)	27,053	8.00%	43,961	13.00%	59,663	17.64%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

(4) New capital requirement under Basel III effective January 1, 2015.

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

(3) Effective June 4, 2013.

As of March 31, 2015, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

Subsequent Events

The Board of Directors of the Bank was notified in writing, by a letter dated May 4, 2015, that the OCC terminated its written Formal Agreement with the Bank. In addition to the termination of the Agreement, the OCC notified the Bank that it no longer requires the Bank to maintain the IMCRs.

NOTE 3 – INVESTMENT SECURITIES

At March 31, 2015, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$7,050	$23	$-	$7,073
U.S. Government agency mortgage-backed securities	53,220	1,597	(44)	54,773
U.S. Government agency collateralized mortgage obligations	7,147	121	(14)	7,254
Obligations of state and municipal subdivisions	16,651	434	-	17,085

Total available-for-sale securities	$84,068	$2,175	$(58)	$86,185

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$12,454	$213	$(16)	$12,651

Total held-to-maturity securities	$12,454	$213	$(16)	$12,651

At December 31, 2014, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$5,000	$42	$-	$5,042
U.S. Government agency mortgage-backed securities	51,904	1,332	(149)	53,087
U.S. Government agency collateralized mortgage obligations	12,802	378	(1)	13,179
Obligations of state and municipal subdivisions	5,920	310	-	6,230

Total available-for-sale securities	$75,626	$2,062	$(150)	$77,538

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$13,441	$212	$(20)	$13,633

Total held-to-maturity securities	$13,441	$212	$(20)	$13,633

For the three months ended March 31, 2015 and March 31, 2014, the Company realized a gross gain on sales of investment securities of $416,000 and $158,000, respectively.

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015, and December 31, 2014:

At March 31, 2015 (In thousands)	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency collateralized mortgage obligations	$5,216	$(14)	$-	$-	$5,216	$(14)
U.S. Government agency mortgage-backed securities	5,357	(14)	1,504	(30)	6,861	(44)
Total securities in unrealized loss position	$10,573	$(28)	$1,504	$(30)	$12,077	$(58)

At December 31, 2014 (In thousands)	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency collateralized mortgage obligations	$10,804	$(55)	$6,300	$(94)	$17,104	$(149)
U.S. Government agency mortgage-backed securities	1,351	(1)	-	-	1,351	(1)
Total securities in unrealized loss position	$12,155	$(56)	$6,300	$(94)	$18,455	$(150)

The amortized cost and fair value of securities at March 31, 2015 and December 31, 2014, by expected maturity, are set forth below. Actual maturities of mortgage-backed securities and collateralized mortgage obligations may differ from contractual maturities because the mortgages underlying the securities may be prepaid or called with or without call or prepayment penalties. Because these securities are not due at a single maturity date, the maturity information is not presented.

	Available-for-Sale		Held-to-Maturity
At March 31, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agency mortgage-backed securities	$53,220	$54,773	$12,454	$12,651
U.S. Government agency collateralized mortgage obligations	7,147	7,254	-	-
Subtotal	60,367	62,027	12,454	12,651
Securities with fixed maturities:
Due in one year or less	-	-	-	-
Due after one year through five years	-	-	-	-
Due after five years through ten years	2,088	2,251	-	-
Due after ten years	21,613	21,907	-	-
Subtotal	23,701	24,158	-	-
Total	$84,068	$86,185	$12,454	$12,651

	Available-for-Sale		Held-to-Maturity
At December 31, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agency mortgage-backed securities	$51,904	$53,087	$13,441	$13,633
U.S. Government agency collateralized mortgage obligations	12,802	13,179	-	-
Subtotal	64,706	66,266	13,441	13,633
Securities with fixed maturities:
Due in one year or less	-	-	-	-
Due after one year through five years	-	-	-	-
Due after five years through ten years	1,898	2,009	-	-
Due after ten years	9,022	9,263	-	-
Subtotal	10,920	11,272	-	-
Total	$75,626	$77,538	$13,441	$13,633

As of March 31, 2015 and December 31, 2014, securities with an amortized cost of $17.9 million and $18.4 million, respectively, and a fair value of $18.1 million and $18.9 million, respectively, were pledged as collateral to secure municipal deposits and repurchase agreements.

NOTE 4 – LOANS RECEIVABLE

A summary of loans receivable at March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
(In thousands)	2015	2014

Real estate loans:
One-to-four family	$177,874	$180,739
Multi-family and commercial real estate	132,784	122,526
Construction and land development	3,531	3,415
Total real estate loans	314,189	306,680

Commercial business loans	24,353	25,801
Consumer loans:
Home equity	30,068	28,700
Other consumer	7,450	8,144
Total consumer loans	37,518	36,844
Total loans	376,060	369,325

Less:
Allowance for loan losses	5,951	6,023
Deferred loan origination fees, net	45	43
Loans receivable, net	$370,064	$363,259

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

The following tables are a summary of the loan portfolio credit quality indicators, by loan class, as of March 31, 2015 and December 31, 2014:

	Credit Risk Profile by Internally Assigned Grade:
March 31, 2015	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Risk Rating:
Pass	$174,397	$126,448	$2,069	$22,183	$36,982	$362,079
Special Mention	725	3,893	819	615	206	6,258
Substandard:
- Accruing	19	1,477	-	799	143	2,438
- Nonaccruing	2,733	966	643	756	187	5,285
Subtotal - substandard	2,752	2,443	643	1,555	330	7,723
Doubtful	-	-	-	-	-	-
Total	$177,874	$132,784	$3,531	$24,353	$37,518	$376,060

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
March 31, 2015	Investor Owned One-to-Four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
(In thousands)
Risk Rating:
Pass	$28,303	$23,260	$23,655	$17,157	$34,073	$126,448
Special Mention	897	1,135	34	398	1,429	3,893
Substandard:
- Accruing	249	-	98	148	982	1,477
- Nonaccruing	389	21	546	-	10	966
Subtotal - substandard	638	21	644	148	992	2,443
Doubtful	-	-	-	-	-	-
Total	$29,838	$24,416	$24,333	$17,703	$36,494	$132,784

	Credit Risk Profile by Internally Assigned Grade:
December 31, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Risk Rating:
Pass	$177,598	$116,020	$1,835	$23,535	$36,348	$355,336
Special Mention	731	4,040	853	707	207	6,538
Substandard:
- Accruing	19	1,498	-	755	74	2,346
- Nonaccruing	2,391	968	727	804	215	5,105
Subtotal - substandard	2,410	2,466	727	1,559	289	7,451
Doubtful	-	-	-	-	-	-
Total	$180,739	$122,526	$3,415	$25,801	$36,844	$369,325

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
December 31, 2014	Investor Owned One-to-Four family and multi-family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
(In thousands)
Risk Rating:
Pass	$23,793	$23,707	$23,503	$17,092	$27,925	$116,020
Special Mention	1,027	1,145	319	104	1,445	4,040
Substandard:
- Accruing	252	-	100	150	996	1,498
- Nonaccruing	389	23	546	-	10	968
Subtotal - substandard	641	23	646	150	1,006	2,466
Doubtful	-	-	-	-	-	-
Total	$25,461	$24,875	$24,468	$17,346	$30,376	$122,526

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

The following tables set forth certain information with respect to our loan portfolio delinquencies, by loan class, as of March 31, 2015 and December 31, 2014:

	Delinquencies
							Carrying
			Greater				Amount >
	31-60 Days	61-90 Days	Than	Total Past			90 Days and
As of March 31, 2015	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing
(In thousands)
Real estate loans
One-to-four family	$1,157	$159	$1,268	$2,584	$175,290	$177,874	$-
Construction and land development	-	-	596	596	2,935	3,531	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family	-	-	389	389	29,449	29,838	-
Industrial and Warehouse	-	-	-	-	24,416	24,416	-
Office buildings	878	-	206	1,084	23,249	24,333	-
Retail properties	148	-	-	148	17,555	17,703	-
Special use properties	233	-	-	233	36,261	36,494	-
Subtotal Multi-family and commercial real estate	1,259	-	595	1,854	130,930	132,784	-
Commercial business loans	44	-	582	626	23,727	24,353	-
Consumer loans:
Home equity loans	231	98	77	406	29,662	30,068	-
Other consumer loans	3	1	-	4	7,446	7,450	-
Subtotal Consumer	234	99	77	410	37,108	37,518	-
Total	$2,694	$258	$3,118	$6,070	$369,990	$376,060	$-

	Delinquencies
							Carrying
			Greater				Amount >
	31-60 Days	61-90 Days	Than	Total Past			90 Days and
As of December 31, 2014	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing
(In thousands)
Real estate loans
One-to-four family	$349	$153	$1,594	$2,096	$178,643	$180,739	$-
Construction and land development	-	-	726	726	2,689	3,415	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family	-	-	389	389	25,072	25,461	-
Industrial and Warehouse	-	-	-	-	24,875	24,875	-
Office buildings	-	-	206	206	24,262	24,468	-
Retail properties	-	-	-	-	17,346	17,346	-
Special use properties	-	-	-	-	30,376	30,376	-
Subtotal Multi-family and commercial real estate	-	-	595	595	121,931	122,526	-
Commercial business loans	972	-	703	1,675	24,126	25,801	-
Consumer loans:
Home equity loans	222	97	28	347	28,353	28,700	-
Other consumer loans	6	-	-	6	8,138	8,144	-
Subtotal Consumer	228	97	28	353	36,491	36,844	-
Total	$1,549	$250	$3,646	$5,445	$363,880	$369,325	$-

Impaired loans and nonperforming assets

The following table sets forth certain information with respect to our nonperforming assets as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$1,644	$1,414
Multi-family and commercial real estate	371	375
Construction and land development	643	726
Commercial business loans	756	804
Consumer loans	187	187
Total	3,601	3,506
Troubled debt restructurings - non-accrual	1,684	1,600
Subtotal nonperforming loans	5,285	5,106
Foreclosed real estate	100	335
Total nonperforming assets	$5,385	$5,441

Total nonperforming loans to total loans	1.41%	1.38%

Total nonperforming loans to total assets	1.04%	1.03%

Total nonperforming assets to total assets	1.06%	1.10%

Nonperforming loans (defined as nonaccrual loans and nonperforming TDRs) totaled $5.3 million at March 31, 2015 compared to $5.1 million at December 31, 2014, an increase of $179,000, or 3.5%. The amount of income that was contractually due but not recognized on nonperforming loans totaled $62,000 and $61,000 for the three months ended March 31, 2015 and March 31, 2014, respectively.

At March 31, 2015, the Company had 34 loans on nonaccrual status of which 19 were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

At December 31, 2014, the Company had 34 loans on nonaccrual status of which 17 were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

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

The following tables summarize impaired loans by portfolio segment as of March 31, 2015 and December 31, 2014:

As of March 31, 2015	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to-four family	$2,901	$1,534	$4,435	$4,772	$62
Construction and land development	643	-	643	940	-
Multi-family and commercial real estate:
Investor owned one-to-four family and
multi-family properties	389	-	389	395	-
Industrial and warehouse properties	21	-	21	26	-
Office buildings	546	-	546	750	-
Retail properties	-	-	-	-	-
Special use properties	10	-	10	24	-
Subtotal	966	-	966	1,195	-
Commercial business loans	740	185	925	987	3
Consumer loans	328	132	460	490	5
Total impaired loans	$5,578	$1,851	$7,429	$8,384	$70

As of December 31, 2014	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to-four family	$2,793	$1,536	$4,329	$4,555	$59
Construction and land development	685	-	685	1,022	-
Multi-family and commercial real estate:
Investor owned one-to-four family and
multi-family properties	389	-	389	395	-
Industrial and warehouse properties	22	-	22	28	-
Office buildings	546	-	546	750	-
Retail properties	-	-	-	-	-
Special use properties	10	-	10	24	-
Subtotal	967	-	967	1,197	-
Commercial business loans	759	192	951	1,042	4
Consumer loans	385	133	518	521	9
Total impaired loans	$5,589	$1,861	$7,450	$8,337	$72

In the above table, the unpaid contractual principal balance represents the aggregate amounts legally owed to the Bank under the terms of the borrowers’ loan agreements. The recorded investment amounts shown above represent the unpaid contractual principal balance owed to the Bank less any amounts paid by borrowers on nonaccrual loans which were recognized as principal curtailments. On those nonaccrual loans accounted for under the cost recovery method, the Bank applies any borrower payments first against the principal balance of the loan and once the entire principal balance has been recovered, any subsequent payments are recognized as interest income.

The following table relates to interest income recognized by segment of impaired loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized
Real estate loans	(In thousands)
One-to four-family	$4,329	$36	$6,896	$53
Construction	685	-	1,715	1
Multi-family and commercial real estate	967	-	3,479	17
Commercial business loans	951	3	1,931	22
Consumer loans	476	4	539	5
Total	$7,408	$43	$14,560	$98

Interest payments received on nonaccrual loans are accounted for on the cash-basis method or the cost recovery method until qualifying for return to accrual status. Under the cost recovery method, the interest payment is applied to the principal balance of the loan. The table above shows the interest income recognized on nonaccrual loans and on performing TDR loans using the cash-basis method. For the three month periods ended March 31, 2015 and 2014, the amount of interest payments applied to principal under the cost recovery method was $9,000 and $61,000, respectively.

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

The recorded investment balance of performing and nonperforming TDRs as of March 31, 2015 and December 31, 2014 are as follows:

(In thousands)	As of March 31, 2015	As of December 31, 2014
Aggregate recorded investment of impaired loans performing under terms modified through a troubled debt restructuring:
Performing (1)	$2,981	$2,549
Nonperforming (2)	768	1,256
Total	$3,749	$3,805

(1)	Of the $2,981,000 in TDRs which were performing under the modified terms of their agreements at March 31, 2015, there were $967,000 in TDRs that remain on nonaccrual status because these TDRs have not yet demonstrated the requisite period of sustained performance. The combination of the $967,000 performing TDRs and the $717,000 nonperforming TDRs on nonaccrual status at March 31, 2015 equal the $1,684,000 in TDRs that were on nonaccrual status at March 31, 2015.

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

(2)	Of the $768,000 in TDRs that were not performing under the modified terms of their agreements at March 31, 2015, all of these loans, except for two loans in the amount of $52,000, were on nonaccrual status.

All of the $1,256,000 in TDRs which were not performing under the modified terms of their agreements at December 31, 2014, except for one loan in the amount of $40,000, were on nonaccrual status.

There were no concessions granted during the three months ended March 31, 2015.

As illustrated in the table below, during the three months ended March 31, 2014, the following concessions were made on five loans totaling $248,000 (measured as a percentage of loan balances on TDRs):

•	Deferral of principal payments for 48.4% (1 loan for $120,000);
•	Reduced interest rate for 12.1% (3 loans for $30,000); and
•	Extension of payment terms for 39.5% (1 loan for $98,000).

In cases where there was more than one concession granted, the modification was classified by the more dominant concession.

The following tables present a breakdown of the type of concessions made by loan class during the three months ended March 31, 2014:

	For the Three Months Ended March 31, 2014
(Dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	%
Below market interest rate:
Commercial business loans	3	$30	$30	12.1%
Subtotal	3	30	30	12.1%

Extended payment terms:
Commercial business loans	1	98	98	39.5%
Subtotal	1	98	98	39.5%

Principal payments deferred:
Real estate loans:
One-to-four family	1	120	120	48.4%
Subtotal	1	120	120	48.4%

Grand Totals	5	$248	$248	100.0%

The majority of the Bank’s TDRs are a result of principal payment deferrals to troubled credits which have already been adversely classified. The Bank grants such consessions to reassess the borrower’s financial status and to develop a plan for repayment. These modifications did not have a material effect on the Company or the Bank.

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

There were no TDRs that had been modified during the previous twelve months ended March 31, 2015 that subsequently defaulted or were charged off during the three months ended March 31, 2015.

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

The ALLL balance decreased from $6.02 million at December 31, 2014 to $5.95 million at March 31, 2015, a decrease of $72,000, or 1.2%. The decrease was primarily the result of net charge-offs of $72,000 in the three months ended March 31, 2015. The decrease in the ALLL was consistent with the stability shown in the Bank’s asset quality trends during this three month period. The Bank’s nonperforming loans increased $179,000, or 3.5%, for the three months ended March 31, 2015. The Bank’s adversely classified loans increased $272,000, or 3.7%, for the three months ended March 31, 2015.

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

The following tables set forth the balance of and transactions in the allowance for loan losses at March 31, 2015, December 31, 2014 and March 31, 2014, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by loans evaluated for impairment individually and collectively.

As of and for the Three Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended March 31, 2015
(In thousands)
Allowance for loan losses:
Beginning balance	$1,633	$3,097	$414	$592	$287	$6,023
Provision for loan losses	(198)	143	84	(94)	65	-
Charge-offs	(15)	-	-	(9)	(91)	(115)
Recoveries	-	-	16	26	1	43
Balance at March 31, 2015	$1,420	$3,240	$514	$515	$262	$5,951
Allowance related to loans:
Individually evaluated for impairment	$62	$-	$-	$3	$5	$70
Collectively evaluated for impairment	1,358	3,240	514	512	257	5,881
Total allowance	$1,420	$3,240	$514	$515	$262	$5,951

Ending loan balance individually evaluated for impairment	$4,435	$966	$643	$925	$460	$7,429
Ending loan balance collectively evaluated for impairment	173,439	131,818	2,888	23,428	37,058	368,631
Total loans	$177,874	$132,784	$3,531	$24,353	$37,518	$376,060

	Multi-Family and Commercial Real Estate
As of and for the Three Months	Investor One-to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Ended March 31, 2015
(In thousands)
Allowance for loan losses:
Beginning balance	$509	$597	$352	$548	$1,091	$3,097
Provision for loan losses	(66)	(8)	(7)	31	193	143
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Balance at March 31, 2015	$443	$589	$345	$579	$1,284	$3,240
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	443	589	345	579	1,284	3,240
Total allowance	$443	$589	$345	$579	$1,284	$3,240

Ending loan balance individually evaluated for impairment	$389	$21	$546	$-	$10	$966
Ending loan balance collectively evaluated for impairment	29,449	24,395	23,787	17,703	36,484	131,818
Total loans	$29,838	$24,416	$24,333	$17,703	$36,494	$132,784

As of and for the Three Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended March 31, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	117	177	84	(309)	(69)	-
Charge-offs	(32)	(12)	(102)	(36)	(2)	(184)
Recoveries	-	-	15	57	86	158
Balance at March 31, 2014	$1,934	$5,262	$1,115	$1,155	$399	$9,865
Allowance related to loans:
Individually evaluated for impairment	$49	$12	$21	$88	$46	$216
Collectively evaluated for impairment	1,885	5,250	1,094	1,067	353	9,649
Total allowance	$1,934	$5,262	$1,115	$1,155	$399	$9,865

Ending loan balance individually evaluated for impairment	$6,790	$2,872	$1,584	$1,283	$499	$13,028
Ending loan balance collectively evaluated for impairment	177,741	119,457	3,944	22,967	32,700	356,809
Total loans	$184,531	$122,329	$5,528	$24,250	$33,199	$369,837

	Multi-Family and Commercial Real Estate
As of and for the Three Months	Investor One-to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Ended March 31, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$515	$1,034	$563	$856	$2,129	$5,097
Provision for loan losses	(59)	32	23	217	(36)	177
Charge-offs	-	-	-	-	(12)	(12)
Recoveries	-	-	-	-	-	-
Segment ending balance as of March 31, 2014	$456	$1,066	$586	$1,073	$2,081	$5,262
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$12	$-	$12
Collectively evaluated for impairment	456	1,066	586	1,061	2,081	5,250
Total allowance	$456	$1,066	$586	$1,073	$2,081	$5,262

Ending loan balance individually evaluated for impairment	$1,154	$29	$206	$377	$1,106	$2,872
Ending loan balance collectively evaluated for impairment	15,875	29,596	20,725	22,906	30,355	119,457
Total loans	$17,029	$29,625	$20,931	$23,283	$31,461	$122,329

As of and for the Year	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended December 31, 2014
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$59	$-	$-	$4	$9	$72
Collectively evaluated for impairment	1,574	3,097	414	588	278	5,951
Total allowance	$1,633	$3,097	$414	$592	$287	$6,023

Ending loan balance individually evaluated for impairment	$4,223	$969	$726	$978	$492	$7,388
Ending loan balance collectively evaluated for impairment	176,516	121,557	2,689	24,823	36,352	361,937
Total loans	$180,739	$122,526	$3,415	$25,801	$36,844	$369,325

	Multi-Family and Commercial Real Estate
As of and for the Year	Investor One-to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Ended December 31, 2014
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	509	597	352	548	1,091	3,097
Total allowance	$509	$597	$352	$548	$1,091	$3,097

Ending loan balance individually evaluated for impairment	$389	$23	$546	$-	$11	$969
Ending loan balance collectively evaluated for impairment	25,072	24,852	23,922	17,346	30,365	121,557
Total loans	$25,461	$24,875	$24,468	$17,346	$30,376	$122,526

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

Although we believe that we use the best information available to determine the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because further events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

NOTE 5 - MORTGAGE BANKING ACTIVITY

Mortgage banking includes three components: (1) the origination of residential mortgage loans for sale in the secondary market, (2) the servicing of mortgage loans sold to investors, and (3) the sale of mortgage servicing rights.

The following represents the Company’s noninterest income derived from these activities:

	For the Three Months Ended March 31,
(In thousands)	2015	2014
Gain on sales of mortgage loans	$217	$143
Mortgage servicing income	1	5
Gain on sale of mortgage servicing rights	-	-
Total	$218	$148

The Bank originates government sponsored residential mortgage loans which are sold servicing released. The Bank also originates conventional residential mortgage loans for its portfolio and for sale, both on a servicing rights retained and released basis. The decrease in the Bank’s mortgage servicing income for the three month period ended March 31, 2015 compared to the same period in 2014 is due to the sale of mortgage servicing rights detailed below and was the result of the Bank selling most of their loans on the secondary market on a servicing released basis.

As of August 29, 2014, the Company sold its mortgage servicing rights with a book value of approximately $948,000 relating to loans previously sold to and serviced for Federal Home Loan Mortgage Company (“Freddie Mac”) of approximately $134.8 million to another financial institution. This transaction closed on September 18, 2014 with a servicing transfer date of October 16, 2014 and satisfied all of the criteria to be accounted for as a sale of financial assets. The Company may have potential repurchase exposure on these underlying mortgage loans based on investor demands related to facts and circumstances which may have pre-dated this transaction. The investor has not exercised any repurchase obligations at March 31, 2015.

NOTE 6 – FORECLOSED REAL ESTATE

Changes in foreclosed real estate during the three months ended March 31, 2015 and March 31, 2014 are as follows:

	For the Three Months Ended March 31,
(In thousands)	2015	2014
Beginning balance	$335	$1,846
Additions	-	338
Proceeds from dispositions	(236)	(978)
Gain (loss) on sales	1	(65)
Writedowns	-	(27)
Balance at end of period	$100	$1,114

At March 31, 2015, the Bank held three properties consisting of two single family residences and one unimproved parcel zoned as residential. At March 31, 2015 and at December 31, 2014, the Bank had $4.8 million and $3.2 million in loans in process of foreclosure, respectively.

The Company records the gain (loss) on sale of foreclosed real estate in the expenses on foreclosed properties, net category along with expenses for acquiring and maintaining foreclosed real estate properties.

NOTE 7 – DEPOSITS

A summary of deposits at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$70,413	18.6%	$68,957	18.5%
Interest bearing deposits
Now accounts and money market accounts	52,669	13.9%	50,738	13.6%
Savings accounts	109,635	28.9%	108,488	29.0%
Certificates of deposit	146,267	38.6%	145,276	38.9%
Total interest bearing deposits	308,571	81.4%	304,502	81.5%
Total deposits	$378,984	100.0%	$373,459	100.0%

Scheduled maturities of certificates of deposit are as follows:

(In thousands)	At March 31, 2015	At December 31, 2014
Through twelve months	$55,207	$56,895
Twelve months through three years	53,634	55,962
Over three years	37,426	32,419
	$146,267	$145,276

The aggregate amount of individual certificate of deposit accounts of $100,000 or more at March 31, 2015 and December 31, 2014 was $62.8 million and $60.7 million, respectively. Deposits up to $250,000 are federally insured through the Federal Deposit Insurance Corporation (“FDIC”). The aggregate amount of individual certificate of deposit accounts of $250,000 or more at March 31, 2015 and December 31, 2014 was $15.3 million and $13.2 million, respectively.

NOTE 8 – FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At March 31, 2015, the Bank had the ability to borrow up to $106.7 million from the FHLB. This borrowing capacity is based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The following table presents certain information regarding our FHLB advances during the periods or at the dates indicated.

	At March 31, 2015		At December 31, 2014
		Weighted		Weighted
	Amount	Average	Amount	Average
(Dollars in thousands)	Due	Cost	Due	Cost
Year of maturity: (1)
2015	$9,818	0.55%	$6,792	0.73%
2016	16,375	0.85%	16,068	0.85%
2017	22,713	1.56%	21,021	1.59%
2018	7,723	2.53%	5,743	2.90%
2019	3,371	2.61%	3,420	2.59%
2020 - 2024	1,579	1.26%	383	0.18%
2025 - 2028	335	-	335	-

Total FHLB advances	$61,914	1.37%	$53,762	1.43%

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

NOTE 9 – OTHER BORROWED FUNDS

The Bank utilized securities sold under agreements to repurchase to accommodate its customers’ needs to invest funds short term and as a source of borrowings. During 2014, the Bank changed product types in order to make it more advantageous for these customers to be in a deposit product. At March 31, 2015 and December 31, 2014, there were no customers utilizing securities sold under agreement to repurchase as an investment.

The Bank maintains a credit facility with the Federal Reserve Bank of Boston for which certain assets are pledged to secure such borrowings. As of March 31, 2015 and December 31, 2014, there were no borrowings outstanding under this facility. In addition, the Federal Reserve Bank of Boston, as one of the Bank’s correspondent banks, requires the Bank to pledge at least $1 million in loans and/or investment securities for potential daylight overdraft exposure. At March 31, 2015 and December 31, 2014, the Bank had $7.3 million and $7.4 million, respectively, in commercial real estate loans pledged with the Federal Reserve Bank of Boston.

At March 31, 2015, the Bank had reserve requirements with the Federal Reserve Bank of Boston amounting to $2.4 million. The Bank’s $2.4 million in vault cash was sufficient to meet these reserve requirements.

NOTE 10 – STOCKHOLDERS’ EQUITY

Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the three months ended March 31, 2015, anti-dilutive options excluded from the calculations totaled 95,718 options (with an exercise price of $11.12 per share), and 3,392 options (with an exercise price of $12.51 per share). For the three months ended March 31, 2014, anti-dilutive options excluded from the calculations totaled 102,996 options (with an exercise price of $11.12 per share) and 4,290 options (with an exercise price of $12.51 per share), respectively. Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended
	March 31,
	2015	2014

Net income (loss) ($000s omitted)	$263	$(809)

Weighted-average common shares outstanding:
Basic	6,679,360	6,675,457
Diluted	6,703,254	6,675,457

Earnings (loss) per common share;
Basic	$0.04	$(0.12)
Diluted	$0.04	$(0.12)

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

A summary of the status of outstanding stock options at March 31, 2015 and changes therein was as follows:

	2015
	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	209,808	$9.36
Granted	162,566	8.60
Forfeited	(698)	11.12
Exercised	-	-
Expired	-	-
Options outstanding at March 31, 2015	371,676	$9.02

Options exercisable at March 31, 2015	99,110	$11.17

Weighted-average fair value of options granted during the year		$2.61

The exercise price and weighted average remaining contractual life in years for all options outstanding at March 31, 2015 are detailed below.

Outstanding as of March 31, 2015	Exercise Price	Weighted Average Remaining Contractual Life (in years)
95,718	$11.12	0.3
3,392	$12.51	2.0
110,000	$7.74	9.2
162,566	$8.60	9.8
371,676

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

The risk-free rate utilized for this calculation was based upon the U.S. Treasury yield curve in effect at the date of the options grant.

Assumptions used to determine the weighted average fair value of the stock options granted were as follows:

	Grant Date
	May 27, 2014	January 31, 2015
Dividend yield	0.00%	0.00%
Expected volatility	28.42%	26.76%
Risk-free rate	1.95%	1.49%
Expected life in years	6.5	6.5

Weighted-average fair value of options at grant date	$2.55	$2.61

(b)	Restricted Stock Awards

The following table summarizes the restricted stock awards outstanding for the year ended December 31, 2014 and the three months ended March 31, 2015:

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at January 1, 2014	-	$-
Granted	4,114	8.01
Vested	-	-
Forefeited	-	-
Nonvested at December 31, 2014	4,114	8.01
Granted	-	-
Vested	-	-
Forefeited	-	-
Nonvested at March 31, 2015	4,114	$8.01

Weighted average remaining contractual life in years		9.7

The fair value of restricted stock awards is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is zero based on historical data and other factors.

The Company recorded stock-based compensation expense of $26,500 and zero for the three months ended March 31, 2015 and 2014, respectively, in connection with the stock options and restricted stock awards. At March 31, 2015 the Company has unrecognized option expense of $640,800 to be recognized over the remaining vesting period of the options. The Company has unrecognized compensation expense related to non-vested restricted stock awards of $31,000 to be recognized over the remaining vesting period of the restricted stock awards.

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

Financial instruments whose contractual amounts represent credit risk at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Commitments to extend credit:
Commercial real estate loan committments	$33,580	$30,254
Unused home equity lines of credit	19,010	19,084
Commercial and industrial loan commitments	14,147	12,587
Amounts due on other commitments	9,170	7,257
Commercial letters of credit	563	588

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

Mortgage servicing assets—The fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company does not record these assets at fair value on a recurring basis. Servicing assets are classified as Level 2 within the fair value hierarchy. These assets were sold during the third quarter of 2014 and are not included on the Company’s balance sheet as of March 31, 2015.

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

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of March 31, 2015 and December 31, 2014:

		March 31, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy Level	Value	Value	Value	Value

Financial Assets
Cash and cash equivalents	Level 1	$7,779	$7,779	$10,940	$10,940
Investment securities, available-for-sale	Level 2	86,185	86,185	77,538	77,538
Investment securities, held-to-maturity	Level 2	12,454	12,651	13,441	13,633
Loans held for sale	Level 2	2,209	2,209	1,062	1,062
Loans receivable, net:
Performing	Level 2	362,705	368,526	355,943	359,687
Impaired	Level 3	7,359	7,359	7,316	7,316
Accrued interest receivable	Level 1	1,660	1,660	1,599	1,599
FHLB Stock	Level 3	4,548	4,548	4,548	4,548
Financial Liabilities
Demand deposits, savings, Now and
money market deposits	Level 1	232,717	232,717	228,183	228,183
Time deposits	Level 2	146,267	148,292	145,276	147,385
FHLB advances	Level 2	61,914	62,525	53,762	54,148
Mortgagors' escrow accounts	Level 2	2,224	2,224	4,341	4,341
Accrued interest payable	Level 1	73	73	67	67

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of March 31, 2015 and December 31, 2014 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such dates.

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

Unrecognized financial instruments—Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2015 and December 31, 2014.

The following table represents a further breakdown of investment securities and other financial instruments measured at fair value on a recurring basis:

	Fair Value At March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$7,073	$-	$7,073
U.S. Government agency mortgage-backed obligations	-	54,773	-	54,773
U.S. Government agency collateralized mortgage obligations	-	7,254	-	7,254
Obligations of state and municipal subdivisions	-	17,085	-	17,085

	Fair Value At December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$5,042	$-	$5,042
U.S. Government agency mortgage-backed obligations	-	53,087	-	53,087
U.S. Government agency collateralized mortgage obligations	-	13,179	-	13,179
Obligations of state and municipal subdivisions	-	6,230	-	6,230

The following table represents assets measured at fair value on a non-recurring basis:

	Fair Value At March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$7,359	$7,359
Foreclosed real estate	-	-	100	100

	Fair Value At December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$7,316	$7,316
Foreclosed real estate	-	-	335	335

During the three months ended March 31, 2015, the following fair values of those reflected in the above table were remeasured:

•	$1.7 million in collateral dependent impaired loans; and

•	$39,000 in foreclosed real estate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months ended March 31, 2015 and 2014 together with the audited financial statements as of and for the year ended December 31, 2014, included in the Company’s Form 10-K initially filed with the Securities and Exchange Commission on March 19, 2015.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the size, quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed under “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Earnings Summary. For the three months ended March 31, 2015, the Company recorded net income of $263,000 compared to a net loss of $809,000 for the same period in 2014. This $1.1 million improvement in the Company’s operating results was attributable to a $1.0 million decrease in noninterest expense and a $0.2 million increase in noninterest income partially offset by a $0.2 million decrease in net interest income for the three months ended March 31, 2015 compared to the same period in 2014.

Average Balance and Yields. The following table summarizes average balances and average yields and costs for the three months ended March 31, 2015 and 2014. For the purpose of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances.

	For the Three Months Ended March 31,
	2015			2014
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
Interest-earning assets	(Dollars in thousands)
Loans	$369,775	$4,079	4.47%	371,182	$4,246	4.64%
Investment securities and Fed Funds sold	92,851	593	2.59	86,210	632	2.97
Overnight Funds	6,076	5	0.33	7,518	10	0.54
Federal Home Loan Bank stock	4,548	20	1.78	5,444	20	1.49
Total interest-earning assets	473,250	4,697	4.03%	470,354	4,908	4.23%
Non interest-earning assets	23,163			21,687
Total Assets	$496,413			492,041
Interest-bearing liabilities
Certificate accounts	$145,535	485	1.35%	154,621	$508	1.33%
Regular savings accounts & escrow	110,183	45	0.17	118,093	49	0.17
Checking and NOW acounts	97,068	30	0.13	91,153	35	0.16
Money Market accounts	24,691	10	0.16	25,685	12	0.19
Total interest-bearing deposits	377,477	570	0.61	389,552	604	0.63
FHLB advances	54,038	195	1.46	33,800	154	1.85
Other borrowings	-	-	-	6,530	-	0.01
Total interest-bearing liabilities	431,515	765	0.72%	429,882	758	0.72%
Non interest-bearing liabilities	3,199			3,833
Total Liabilities	434,714			433,715
Total Stockholders' Equity	61,699			58,326
Total Liabilities and Stockholders' Equity	$496,413			492,041
Net interest income		$3,932			$4,150
Net interest spread			3.31%			3.51%
Net interest margin			3.37%			3.58%

Average interest earning assets to average interest bearing liabilities			109.67%			109.41%

Rate / Volume Analysis. The following table summarizes the changes in the components of net interest income attributable to both rate and volume for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015 compared to
	March 31, 2014
	Increase (Decrease) Due to

(In thousands)	Volume	Rate	Net
Interest income:
Loans	$(16)	$(151)	$(167)
Investment securities / Federal funds Sold	46	(85)	(39)
Overnight funds	(2)	(3)	(5)
Federal Home Loan Bank stock	(3)	3	-
Total interest income	25	(236)	(211)
Interest expense:
Certificate accounts	(29)	6	(23)
Regular savings accounts	(4)	-	(4)
Checking and NOW accounts	2	(7)	(5)
Money market accounts	-	(2)	(2)
Total deposit expense	(31)	(3)	(34)
FHLBB advances	79	(38)	41
Other borrowings	-	-	-
Total interest expense	48	(41)	7
Increase (decrease) in net interest income	$(23)	$(195)	$(218)

Net Interest Income. Net interest income for the quarter ended March 31, 2015 was $3.9 million, a decrease of $218,000, or 5.3%, compared to $4.2 million for the quarter ended March 31, 2014. Interest income on earning assets for the quarter ended March 31, 2015 decreased by $211,000, or 4.3%, compared to the comparable prior year period. This decrease in interest income was primarily the result of a $167,000, or 3.9%, decrease in interest income on loans and a $39,000, or 5.9% decrease in interest income on investment securities. These decreases were principally due to a 20 basis point decline in the weighted average yield for interest earning assets to 4.03% for the 2015 quarter compared to 4.23% for the 2014 quarter. The 17 basis point decrease in average loan yields in the 2015 quarter compared to the 2014 quarter was generally due to a decrease in market interest rates and the impact of increased lending competition on loan pricing. The 38 basis point decrease in average investment yields during the quarter resulted from the Company’s incremental additional investment and reinvestment in securities at lower yields due to a decline in market interest rates over these periods. Offsetting a portion of this unfavorable rate variance, the average balance of investment securities increased by $6.6 million quarter over quarter. The Company purchased $16.8 million in investment securities in the first quarter of 2015 to grow its interest income and to reinvest the $8.8 million in cash flows from sales, paydowns, calls and maturities of investment securities, during the quarter. Management took advantage of market opportunities to sell some higher yielding, longer duration investment securities during the first quarter of 2015.

Interest expense for the quarter ended March 31, 2015 increased by $7,000 compared to the same period in 2014. This variance was principally attributable to a funding mix shift from deposits to FHLB borrowings whose cost impact was mostly offset by decreases in the average cost of deposits (of two basis points) and in the average cost of FHLB borrowings (of 39 basis points). Quarter over quarter, the $12.1 million decrease in the average balance of deposits resulted from a $9.1 million decrease in time deposits and a $7.9 million decrease in savings account partially offset by a $5.9 million increase in transaction accounts as depositors sought either alternative higher yielding investments and/or more liquid deposit accounts during this persistent low rate environment. The cost impact of these changes allowed the Bank to lower its average cost of deposits to 0.61% for the 2015 quarter from 0.63% for the 2014 quarter. The Company funded its $4.4 million growth in its average assets quarter over quarter and the decrease in average deposit balances through a $20.2 million increase in FHLB borrowings. With the decrease in market interest rates year-over-year, the impact of this significant additional borrowing at lower interest rates caused the average cost of FHLB borrowings to decrease by 39 basis points for the 2015 quarter compared to the 2014 quarter.

Net interest income for the 2015 quarter was $218,000 lower than the 2014 quarter, resulting in a decrease of the Company’s net interest spread and net interest margin by 20 basis points (from 3.51% to 3.31%) and by 21 basis points (from 3.58% to 3.37%), respectively.

Provision for Loan Losses. For the three months ended March 31, 2015 and March 31, 2014, the Company did not record a provision for loan losses. Net charge-offs were $72,000 during the three month period ended March 31, 2015, compared to $26,000 during the same period in 2014. The allowance for loan losses as a percentage of total loans decreased to 1.58% at March 31, 2015 from 1.63% at December 31, 2014 as the Company’s rolling two year historical loss experience continued to decrease with the stability of improved asset quality.

Noninterest Income. The following table summarizes the components of noninterest income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Service charge income	$152	$173
Fees for other services	63	72
Mortgage banking income	218	148
Income from bank owned life insurance	66	66
Net gain on sale of investments	416	158
Income from investment advisory services, net	43	94
Other income	31	32
Total noninterest income	$989	$743

Noninterest income increased $246,000, or 33.1%, for the quarter ended March 31, 2015 compared to the same period in 2014. The largest quarter-over-quarter changes were in gains on sale of investments which increased by $258,000, or 163.3%, and in mortgage banking income which increased by $70,000, or 47.3%.

As discussed above, management took advantage of market opportunities to sell some higher yielding, longer duration investment securities during the first quarter of 2015 which resulted in the Company recognizing $416,000 in gains on sales of investment securities during the 2015 quarter. The $158,000 gain in the 2014 quarter was the realized gain on the sale of the $5.9 million auction rate trust preferred securities subsequent to their $1.8 million OTTI writedown in December 2013.

Mortgage banking income increased $70,000, or 47.3%, for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to an increase in the gain on sales of mortgage loans based on a higher volume of origination and sales of residential mortgage loans during the 2015 period.

Service charge income decreased $21,000, or 12.1%, for the three months ended March 31, 2015 compared with the same period in 2014 due to a $13,000 decrease in service charges of checking accounts due to a transition during recent changes in product offerings as well as due to a lower volume of overdraft transactions due to the Bank more aggressively monitoring and controlling such activity.

The decrease in investment advisory services income was primarily related to lower transaction volume and a transaction mix with lower average commissions.

Noninterest Expense. The following table summarizes the components of noninterest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Compensation, taxes and benefits	$2,481	$3,016
Occupancy	540	543
Professional fees	410	519
FDIC insurance premiums	163	261
Insurance	175	145
Computer processing	347	369
Expenses on foreclosed real estate, net	19	210
Writedowns on foreclosed real estate	-	27
Directors' compensation	94	102
Advertising	116	96
Supplies	66	69
Other expenses	247	345
Total noninterest expense	$4,658	$5,702

Noninterest expense decreased $1.0 million or 18.3%, for the three months ended March 31, 2015 compared to the same period in 2014. The year-over-year quarterly variance was primarily due to decreases in: expenses related to compensation, taxes and benefits of $535,000, or 17.7%; expenses on foreclosed real estate of $191,000, or 90.9%; professional fees of $109,000 or 21.0%; FDIC insurance premiums of $98,000, or 37.6%; and other expenses of $98,000, or 28.4% over the same period in 2014. These decreases were partially offset by increases in: insurance expense of $30,000, or 20.7%, and advertising costs of $20,000, or 20.8%. The decrease in compensation, taxes and benefits was primarily due to a lower level of commissions during 2015, the impact of the mid-year reduction in workforce in the residential lending and mortgage servicing areas, and decreases in benefit expenses, including group insurance, the impact of retirement plan consolidation into the KSOP in the first quarter of 2015 and other benefit expenses. The decrease in expenses on foreclosed real estate was attributable to fewer foreclosed properties in the 2015 quarter with less attendant costs of maintaining and selling foreclosed properties and no writedowns during 2015. The decrease in professional fees was due to a decreased use of consultants during 2015 and lower external audit expenses related to the 2014 year-end audit work. The reduction in the FDIC deposit insurance premiums was attributable to an improvement in premium rates assessed for the Bank. The decrease in other expenses was attributable to an increased focus on expense control from mid-2014 through first quarter of 2015.

Income Tax Expense (Benefit). The Company has reported no tax provision for its pre-tax operating income for the quarter ended March 31, 2015 and no tax benefit on its pre-tax loss for the quarter ended March 31, 2014. At March 31, 2015 and at March 31, 2014, there was a 100% valuation allowance on the deferred tax asset. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than not that some or all of the deferred tax assets will not be realized.

Management has concluded that it was more likely-than-not that the Company would not be able to realize its deferred tax assets and accordingly has established a 100% valuation allowance equal to the net deferred tax asset balance at March 31, 2015. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, management’s conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

Management regularly analyzes the Company’s tax positions and at March 31, 2015, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of March 31, 2015, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal income taxes for 2013 and 2014 and Connecticut income taxes for the years 2011-2014.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Overview

Total assets were $507.0 million as of March 31, 2015, an increase of $11.9 million or 2.4%, from $495.1 million as of December 31, 2014. Loans receivable, gross of $376.1 million increased by $6.8 million, or 1.9%, and investment securities increased by $7.7 million, or 8.4%, partially offset by a decrease in cash and cash equivalents of $3.2 million, or 28.9%. The loan portfolio increased during the period by type as follows: real estate loans increased by $7.5 million, or 2.4%; and consumer loans increased by $674,000, or 1.8%. These increases were offset by a decrease in commercial business loans of $1.4 million, or 5.6%.

Total liabilities were $445.8 million at March 31, 2015 compared to $434.2 million at December 31, 2014. Deposits increased $5.5 million, or 1.5%, to $379.0 million at March 31, 2015 from $373.5 million at December 31, 2014. Between December 31, 2014 and March 31, 2015, core deposits (defined as all deposits other than certificates of deposit) of $232.7 million increased $4.5 million in concert with an increase of $1.0 million in certificates of deposit. Advances from the FHLB increased by $8.2 million, from $53.8 million at December 31, 2014 to $61.9 million at March 31, 2015, primarily to fund the purchases of investment securities.

Total stockholders’ equity was $61.2 million at March 31, 2015 compared to $60.9 million at December 31, 2014. The increase in stockholders’ equity was due to net income of $263,000 for the three month period ended March 31, 2015 and an increase in unrealized gain on available for sale investment securities of $31,000.

Lending Activities

As indicated in the table below, total gross loans receivable increased $6.7 million, or 1.8%, to $376.1 million at March 31, 2015 from $369.3 million at December 31, 2014.

	March 31,	December 31,
(In thousands)	2015	2014

Real estate loans:
One-to-four family	$177,874	$180,739
Multi-family and commercial real estate	132,784	122,526
Construction and land development	3,531	3,415
Total real estate loans	314,189	306,680

Commercial business loans	24,353	25,801
Consumer loans:
Home equity	30,068	28,700
Other consumer	7,450	8,144
Total consumer loans	37,518	36,844
Total loans	376,060	369,325

Less:
Allowance for loan losses	5,951	6,023
Deferred loan origination fees, net	45	43
Loans receivable, net	$370,064	$363,259

Nonperforming Assets

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated:

	March 31,	December 31,
	2015	2014
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$1,644	$1,414
Multi-family and commercial real estate	371	375
Construction and land development	643	726
Commercial business loans	756	804
Consumer loans	187	187
Total	3,601	3,506
Troubled debt restructurings - non-accrual	1,684	1,600
Subtotal nonperforming loans	5,285	5,106
Foreclosed real estate	100	335
Total nonperforming assets	$5,385	$5,441

Total nonperforming loans to total loans	1.41%	1.38%

Total nonperforming loans to total assets	1.04%	1.03%

Total nonperforming assets to total assets	1.06%	1.10%

The following table shows the aggregate amounts of the Company’s loans classified by credit risk ratings at the dates indicated:

	At March 31,	At December 31,
	2015	2014
Loans by risk grade:	(In thousands)

Substandard accruing	$2,438	$2,346
Substandard nonaccruing	5,285	5,105
Total substandard	7,723	7,451
Doubtful	-	-
Total adversely classified loans	7,723	7,451
Special mention loans	6,258	6,538
Total criticized loans	$13,981	$13,989

The balances of nonperforming loans increased $179,000, or 3.5%, between December 31, 2014 and March 31, 2015. During this same period, the Bank’s adversely classified loans also increased by $272,000 or 3.7%. The levels and trends of adversely classified loans, warrant and receive management oversight and focus in management’s estimates related to the allowance for loan losses. In certain cases, where appropriate, specific allowances have been established to account for the increased credit risk of these assets.

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

On a quarterly basis, or more often if warranted, management analyzes the loan portfolio. For individually evaluated loans that are considered impaired, an allowance is established as required, based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependent, the fair value of the collateral. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual term of the loan agreement. For a further discussion of management’s methodology for evaluating the adequacy of the ALLL to provide for known and inherent risks in the loan portfolio, see Note 4 in the financial statements.

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

Although we believe that we use the best information available to determine the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because further events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above and in Note 4 of the financial statements. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2015 and 2014:

As of and for the Three Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended March 31, 2015
(In thousands)
Allowance for loan losses:
Beginning balance	$1,633	$3,097	$414	$592	$287	$6,023
Provision for loan losses	(198)	143	84	(94)	65	-
Charge-offs	(15)	-	-	(9)	(91)	(115)
Recoveries	-	-	16	26	1	43
Balance at March 31, 2015	$1,420	$3,240	$514	$515	$262	$5,951
Allowance related to loans:
Individually evaluated for impairment	$62	$-	$-	$3	$5	$70
Collectively evaluated for impairment	1,358	3,240	514	512	257	5,881
Total allowance	$1,420	$3,240	$514	$515	$262	$5,951

Ending loan balance individually evaluated for impairment	$4,435	$966	$643	$925	$460	$7,429
Ending loan balance collectively evaluated for impairment	173,439	131,818	2,888	23,428	37,058	368,631
Total loans	$177,874	$132,784	$3,531	$24,353	$37,518	$376,060

	Multi-Family and Commercial Real Estate
As of and for the Three Months	Investor One-to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Ended March 31, 2015
(In thousands)
Allowance for loan losses:
Beginning balance	$509	$597	$352	$548	$1,091	$3,097
Provision for loan losses	(66)	(8)	(7)	31	193	143
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Balance at March 31, 2015	$443	$589	$345	$579	$1,284	$3,240
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	443	589	345	579	1,284	3,240
Total allowance	$443	$589	$345	$579	$1,284	$3,240

Ending loan balance individually evaluated for impairment	$389	$21	$546	$-	$10	$966
Ending loan balance collectively evaluated for impairment	29,449	24,395	23,787	17,703	36,484	131,818
Total loans	$29,838	$24,416	$24,333	$17,703	$36,494	$132,784

As of and for the Three Months	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended March 31, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	117	177	84	(309)	(69)	-
Charge-offs	(32)	(12)	(102)	(36)	(2)	(184)
Recoveries	-	-	15	57	86	158
Balance at March 31, 2014	$1,934	$5,262	$1,115	$1,155	$399	$9,865
Allowance related to loans:
Individually evaluated for impairment	$49	$12	$21	$88	$46	$216
Collectively evaluated for impairment	1,885	5,250	1,094	1,067	353	9,649
Total allowance	$1,934	$5,262	$1,115	$1,155	$399	$9,865

Ending loan balance individually evaluated for impairment	$6,790	$2,872	$1,584	$1,283	$499	$13,028
Ending loan balance collectively evaluated for impairment	177,741	119,457	3,944	22,967	32,700	356,809
Total loans	$184,531	$122,329	$5,528	$24,250	$33,199	$369,837

	Multi-Family and Commercial Real Estate
As of and for the Three Months	Investor One-to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Ended March 31, 2014
(In thousands)
Allowance for loan losses:
Beginning balance	$515	$1,034	$563	$856	$2,129	$5,097
Provision for loan losses	(59)	32	23	217	(36)	177
Charge-offs	-	-	-	-	(12)	(12)
Recoveries	-	-	-	-	-	-
Segment ending balance as of March 31, 2014	$456	$1,066	$586	$1,073	$2,081	$5,262
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$12	$-	$12
Collectively evaluated for impairment	456	1,066	586	1,061	2,081	5,250
Total allowance	$456	$1,066	$586	$1,073	$2,081	$5,262

Ending loan balance individually evaluated for impairment	$1,154	$29	$206	$377	$1,106	$2,872
Ending loan balance collectively evaluated for impairment	15,875	29,596	20,725	22,906	30,355	119,457
Total loans	$17,029	$29,625	$20,931	$23,283	$31,461	$122,329

As of and for the Year	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
Ended December 31, 2014
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$59	$-	$-	$4	$9	$72
Collectively evaluated for impairment	1,574	3,097	414	588	278	5,951
Total allowance	$1,633	$3,097	$414	$592	$287	$6,023

Ending loan balance individually evaluated for impairment	$4,223	$969	$726	$978	$492	$7,388
Ending loan balance collectively evaluated for impairment	176,516	121,557	2,689	24,823	36,352	361,937
Total loans	$180,739	$122,526	$3,415	$25,801	$36,844	$369,325

	Multi-Family and Commercial Real Estate
As of and for the Year	Investor One-to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
Ended December 31, 2014
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	509	597	352	548	1,091	3,097
Total allowance	$509	$597	$352	$548	$1,091	$3,097

Ending loan balance individually evaluated for impairment	$389	$23	$546	$-	$11	$969
Ending loan balance collectively evaluated for impairment	25,072	24,852	23,922	17,346	30,365	121,557
Total loans	$25,461	$24,875	$24,468	$17,346	$30,376	$122,526

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $7.8 million, including federal funds sold of $755,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $86.2 million at March 31, 2015. At March 31, 2015, the Bank had the ability to borrow a total of $106.7 million from the FHLB based on the collateral pledged, of which $61.9 million in borrowings was outstanding. In addition, the Bank had the ability to borrow $1.5 million from the Federal Reserve Bank Discount Window which was not utilized at March 31, 2015.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	March 31,	December 31,
(In thousands)	2015	2014
Commitments to extend credit:
Commercial real estate loan committments	$33,580	$30,254
Unused home equity lines of credit	19,010	19,084
Commercial and industrial loan commitments	14,147	12,587
Amounts due on other commitments	9,170	7,257
Commercial letters of credit	563	588

Certificates of deposit due within one year of March 31, 2015 totaled $55.2 million, or 14.6% of total deposits. If these deposits do not remain with the Bank, the Bank will need to seek other sources of funds, including other certificates of deposit, FHLB advances or other borrowings, and its available lines of credit. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on these maturing certificates of deposit. Based on past experience, however, the Bank believes that a significant portion of our certificates of deposit will remain with us. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. Under the Agreement with the OCC, the Bank is restricted from declaring or paying any dividends or other capital distributions to the Company without prior written approval from the OCC. This provision relates to up streaming intercompany dividends or other capital distributions from the Bank to the Company. On a stand-alone basis, the Company had liquid assets of $3.3 million at March 31, 2015.

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

Effective June 4, 2013, the OCC imposed IMCRs on the Bank. The IMCRs require the Bank to maintain a Tier 1 leverage capital to adjusted total assets ratio of at least 9.00% and a total risk-based capital to risk-weighted assets ratio of at least 13.00%. Before the establishment of the IMCRs, the Bank had been operating under these capital parameters by self-imposing these capital levels as part of the capital plan the Bank was required to implement under the terms of the Agreement. The Bank exceeded the IMCRs at March 31, 2015, with a Tier 1 leverage ratio of 11.18% and a total risk-based capital ratio 17.64%.

As a source of strength to its subsidiary bank, the Company has liquid assets which the Company could contribute to the Bank if needed to enhance the Bank’s capital levels. The Company’s liquid assets totaled approximately $3.3 million at March 31, 2015. If the Company had contributed those assets to the Bank as of March 31, 2015, the Bank would have had a Tier 1 leverage ratio of approximately 11.86%.

On May 21, 2013, the Company entered into a MOU with the Federal Reserve Bank of Boston. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the Federal Reserve Bank of Boston.

Effective January 1, 2015, Basel III implementation date for community banks, the applicable capital regulations have been revised to:

•	Establish a new common equity Tier 1 minimum capital requirement (at 4.5% of risk-weighted assets);

•	Increase the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets);

•	Change what constitutes regulatory capital including the phasing out of certain components over a transition period;

•	Amends the risk-weights of certain assets to better reflect credit risk and other risk exposures; and

•	Phase in a “capital conservation buffer” requirement beginning January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. If a depository institution does not maintain the applicable “capital conservation buffer” in addition to its minimum risk-based capital requirements, the Basel III capital regulation may limit capital distributions and certain discretionary bonus payments.

For the Bank, the new common equity Tier 1 capital ratio is the same as its Tier 1 risk-based capital ratio because the Bank’s Tier 1 capital consists only of common equity. Furthermore, as of March 31, 2015, the Bank elected to exclude its accumulated other comprehensive income (which, for the Bank, primarily consists of unrealized gains and losses on available for sale investment securities) from its Tier 1 capital. This is consistent with its previous treatment of this item.

The following tables are summaries of the Company’s consolidated and the Bank’s actual capital amounts and ratios at March 31, 2015 and December 31, 2014 as computed under the regulatory guidelines.

At March 31, 2015	Adequately Capitalized Requirements		Individual Minimum Capital Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$59,899	12.13%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	59,899	17.71%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	64,148	18.97%

The Bank
Tier 1 Leverage Capital (1)	$19,826	4.00%	$44,609	9.00%	$55,415	11.18%
Common Equity Tier 1 (CET1) (2) (4)	15,217	4.50%	N/A	N/A	55,415	16.39%
Tier 1 Risk-Based Capital (2)	20,290	6.00%	N/A	N/A	55,415	16.39%
Total Risk-Based Capital (2)	27,053	8.00%	43,961	13.00%	59,663	17.64%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Effective June 4, 2013.

(4) New capital requirement under Basel III effective January 1, 2015.

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

For the three months ended March 31, 2015, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material foreign currency exchange rate risk or commodity price risk.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2015 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Act) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2015.

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.0	Section 1350 Certifications.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

Naugatuck Valley Financial Corporation

Date: May 8, 2015	by: /s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2015	by: /s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)