Form 10-Q
period 2015-06-30
Naugatuck Valley Financial Corp
filed 2015-08-11
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐   No ☒

As of August 10, 2015, there were 7,002,208 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(In thousands)	June 30, 2015	December 31, 2014

ASSETS
Cash and due from depository institutions	$17,391	$10,940
Federal funds sold	32	-
Cash and cash equivalents	17,423	10,940
Investment securities available-for-sale, at fair value	67,346	77,538
Investment securities held-to-maturity, at amortized cost	11,434	13,441
Loans held for sale	2,204	1,062
Loans receivable, net	374,418	363,259
Accrued income receivable	1,566	1,599
Foreclosed real estate	39	335
Premises and equipment, net	9,101	9,125
Bank owned life insurance	10,525	10,393
Federal Home Loan Bank ("FHLB") of Boston stock, at cost	4,548	4,548
Other assets	2,170	2,850
Total assets	$500,774	$495,090
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$373,167	$373,459
FHLB advances	59,811	53,762
Mortgagors' escrow accounts	4,385	4,341
Deferred tax liabilities	94	651
Other liabilities	2,135	2,006
Total liabilities	439,592	434,219
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at June 30, 2015 and December 31, 2014, respectively	70	70
Paid-in capital	58,761	58,698
Retained earnings	4,684	3,323
Unearned employee stock ownership plan ("ESOP") shares (294,387 shares at June 30, 2015 and December 31, 2014)	(2,480)	(2,480)
Treasury Stock, at cost (158 shares at June 30, 2015 and December 31, 2014)	(1)	(1)
Accumulated other comprehensive income, net of tax	148	1,261
Total stockholders' equity	61,182	60,871
Total liabilities and stockholders' equity	$500,774	$495,090

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2015	2014	2015	2014

Interest income
Interest and fees on loans	$4,207	$4,236	$8,287	$8,483
Interest and dividends on investments and deposits	594	856	1,212	1,518
Total interest income	4,801	5,092	9,499	10,001
Interest expense
Interest on deposits	593	598	1,164	1,203
Interest on borrowed funds	223	189	418	342
Total interest expense	816	787	1,582	1,545

Net interest income	3,985	4,305	7,917	8,456

Provision for loan losses	(1,420)	(739)	(1,420)	(739)

Net interest income after provision for loan losses	5,405	5,044	9,337	9,195

Noninterest income
Service charge income	175	176	327	350
Fees for other services	67	84	130	157
Mortgage banking income	232	177	450	325
Income from bank owned life insurance	66	63	132	129
Net gain on sale of investments	413	34	829	193
Income from investment advisory services, net	113	74	156	168
Other income	31	33	62	63
Total noninterest income	1,097	641	2,086	1,385

Noninterest expense
Compensation, taxes and benefits	2,583	2,973	5,064	5,989
Occupancy	562	582	1,102	1,124
Professional fees	392	323	802	842
FDIC insurance premiums	125	270	288	531
Insurance	143	117	318	262
Computer processing	339	327	686	697
Expenses on foreclosed real estate, net	78	168	97	378
Writedowns on foreclosed real estate	-	11	-	38
Directors' compensation	78	70	172	172
Advertising	104	118	220	213
Supplies	46	60	112	129
Merger related expenses	612	-	612	-
Expenses related to sale of loans	-	196	-	196
Other expenses	343	376	589	724
Total noninterest expense	5,405	5,591	10,062	11,295

Income (loss) before provision (benefit) for income taxes	1,097	94	1,361	(715)

Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	$1,097	$94	$1,361	$(715)

Earnings (loss) per common share - basic and diluted	$0.16	$0.01	$0.20	$(0.11)

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014

Net income (loss)	$1,097	$94	$1,361	$(715)
Other comprehensive income (loss):
Increase (decrease) in unrealized gain on available-for-sale investment securities	(1,462)	1,262	(841)	1,859
Reclassification adjustment for net gains recognized in net income (1)	(413)	(34)	(829)	(193)
Other comprehensive income (loss) before tax effect	(1,875)	1,228	(1,670)	1,666
Income tax benefit (expense) related to items in other comprehensive income (loss)	730	(418)	(557)	(537)
Reclassification adjustment net of tax amount	(1,145)	810	(1,113)	1,129
Total comprehensive income (loss)	$(48)	$904	$248	$414

(1)    Net gain (loss) on sale of investments is the affected line item in the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six months ended June 30, 2015 and 2014 (unaudited)

	Common	Paid-in	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Stock	Income (Loss)	Total

Balance at December 31, 2014	$70	$58,698	$3,323	$(2,480)	$(1)	$1,261	$60,871
Net income	-	-	1,361	-	-	-	1,361
Stock based compensation - options	-	63	-	-	-	-	63
Other comprehensive loss	-	-	-	-	-	(1,113)	(1,113)

Balance at June 30, 2015	$70	$58,761	$4,684	$(2,480)	$(1)	$148	$61,182

	Common	Paid-in	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Stock	Income (Loss)	Total

Balance at December 31, 2013	$70	$58,757	$2,322	$(2,824)	$(1)	$(90)	$58,234
Net loss	-	-	(715)	-	-	-	(715)
Stock based compensation - options	-	2	-	-	-	-	2
Other comprehensive income	-	-	-	-	-	1,129	1,129

Balance at June 30, 2014	$70	$58,759	$1,607	$(2,824)	$(1)	$1,039	$58,650

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$1,361	$(715)
Adjustments to reconcile net loss to cash provided by operating activities:
(Credit) Provision for loan losses	(1,420)	(739)
Depreciation and amortization expense	405	369
Net (gain) loss on sales of foreclosed assets	8	59
Writedowns on foreclosed real estate	-	38
Mortgage banking activity:
Gain on sales of mortgage loans	(449)	(296)
Mortgage loans originated for sale	(8,145)	(10,682)
Proceeds from sale of mortgage loans	7,452	10,962
Net amortization of investment premiums and discounts	205	3
Net gain on sale of investments	(829)	(193)
Stock-based compensation	63	2
Net change in:
Accrued income receivable	33	(218)
Deferred loan fees	9	(7)
Cash surrender value of life insurance	(132)	(129)
Other assets	680	(466)
Other liabilities	129	294
Net cash (used in)/provided by operating activities	(630)	(1,718)
Cash flows from investing activities
Proceeds from maturities, calls and repayments of available-for-sale securities	14,849	17,285
Proceeds from sale of available-for-sale securities	12,248	7,224
Proceeds from maturities of held-to-maturity securities	829	2,569
Redemption of Federal Home Loan Bank Stock	-	234
Purchase of available-for-sale securities	(16,773)	(59,168)
Loan originations net of principal payments	(9,749)	(5,938)
Purchase of premises and equipment	(381)	(395)
Loan proceeds held in escrow	-	(3,970)
Proceeds from the sale of commercial loans	-	580
Proceeds from the sale of foreclosed assets	288	1,604
Net cash (used in)/provided by investing activities	1,311	(39,975)
Cash flows from financing activities
Net change in time deposits	(7,219)	(2,851)
Net change in other deposit accounts	6,927	(2,016)
Proceeds from FHLB advances	15,097	38,000
Repayment of FHLB advances	(9,048)	(9,129)
Net change in mortgagors' escrow accounts	45	238
Change in other borrowings	-	(206)
Net cash provided by/(used in) financing activities	5,802	24,036
Net change in cash and cash equivalents	6,483	(17,657)
Cash and cash equivalents at beginning of period	10,940	26,374
Cash and cash equivalents at end of period	$17,423	$8,717
Supplementary disclosures of cash flow information:
Non-cash investing activities:
Transfer of loans to foreclosed assets	$-	$391
Transfer of commercial loans to loans held for sale	$-	$3,957
Cash paid during the period for:
Interest paid	$1,572	$1,529
Unrealized (losses) gains on available for sale securities arising during the period	$(1,670)	$1,666

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

At June 30, 2015, Naugatuck Valley Savings had one wholly-owned subsidiary, Church Street OREO One, LLC. Church Street OREO One, LLC was established in February 2013 to hold properties acquired through foreclosure as well as from non-judicial proceedings.

Proposed Merger

On June 3, 2015, the Company and Liberty Bank, a Connecticut-chartered mutual savings bank (“Liberty”), entered into an Agreement and Plan of Merger (“the Merger Agreement”) under which Liberty will acquire the Company and the Bank. Consummation of the transaction remains subject to customary closing conditions, including receipt of requisite shareholder approval and all required regulatory approvals, and is expected to occur in the first quarter of 2016. Under the terms of the Merger Agreement, Liberty will acquire all of the Company’s outstanding common stock at a price of $11.00 per share in cash. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay Liberty a termination fee of $3.1 million.

In connection with the proposed merger, the Company has incurred merger related expenses of $612,000, principally legal and professional services, for the three months and six months ended June 30, 2015.

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Certain reclassifications have been made to the prior period amounts to conform with the June 30, 2015 consolidated financial statement presentation. These reclassifications only changed the reporting categories and did not affect the Company’s results of operations or financial position.

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

NOTE 2 – INVESTMENT SECURITIES

At June 30, 2015, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$-	$-	$-	$-
U.S. Government agency mortgage-backed securities	43,471	545	(279)	43,737
U.S. Government agency collateralized mortgage obligations	6,994	75	(8)	7,061
Obligations of state and municipal subdivisions	16,639	216	(307)	16,548

Total available-for-sale securities	$67,104	$836	$(594)	$67,346

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$11,434	$167	$(30)	$11,571

Total held-to-maturity securities	$11,434	$167	$(30)	$11,571

At December 31, 2014, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$5,000	$42	$-	$5,042
U.S. Government agency mortgage-backed securities	51,904	1,332	(149)	53,087
U.S. Government agency collateralized mortgage obligations	12,802	378	(1)	13,179
Obligations of state and municipal subdivisions	5,920	310	-	6,230

Total available-for-sale securities	$75,626	$2,062	$(150)	$77,538

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$13,441	$212	$(20)	$13,633

Total held-to-maturity securities	$13,441	$212	$(20)	$13,633

For the three and six months ended June 30, 2015 and June 30, 2014, the Company realized gross gains on sales of investment securities of $413,000, $34,000, $829,000 and $193,000, respectively.

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015, and December 31, 2014:

At June 30, 2015 (In thousands)	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency collateralized mortgage obligations	$2,000	$(8)	$-	$-	$2,000	$(8)
U.S. Government agency mortgage-backed securities	21,800	(244)	1,430	(35)	23,230	(279)
Obligations of state and municipal subdivisions	10,989	(307)	-	-	10,989	(307)
Total securities in unrealized loss position	$34,789	$(559)	$1,430	$(35)	$36,219	$(594)

At December 31, 2014 (In thousands)	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency collateralized mortgage obligations	$10,804	$(55)	$6,300	$(94)	$17,104	$(149)
U.S. Government agency mortgage-backed securities	1,351	(1)	-	-	1,351	(1)
Total securities in unrealized loss position	$12,155	$(56)	$6,300	$(94)	$18,455	$(150)

The amortized cost and fair value of securities at June 30, 2015 and December 31, 2014, by expected maturity, are set forth below. Actual maturities of mortgage-backed securities and collateralized mortgage obligations may differ from contractual maturities because the mortgages underlying the securities may be prepaid or called with or without call or prepayment penalties. Because these securities are not due at a single maturity date, the maturity information is not presented.

	Available-for-Sale		Held-to-Maturity
At June 30, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agency mortgage-backed securities	$43,471	$43,737	$11,434	$11,571
U.S. Government agency collateralized mortgage obligations	6,994	7,061	-	-
Subtotal	50,465	50,798	11,434	11,571
Securities with fixed maturities:
Due in one year or less	-	-	-	-
Due after one year through five years	-	-	-	-
Due after five years through ten years	1,904	2,014	-	-
Due after ten years	14,735	14,534	-	-
Subtotal	16,639	16,548	-	-
Total	$67,104	$67,346	$11,434	$11,571

	Available-for-Sale		Held-to-Maturity
At December 31, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agency mortgage-backed securities	$51,904	$53,087	$13,441	$13,633
U.S. Government agency collateralized mortgage obligations	12,802	13,179	-	-
Subtotal	64,706	66,266	13,441	13,633
Securities with fixed maturities:
Due in one year or less	-	-	-	-
Due after one year through five years	-	-	-	-
Due after five years through ten years	1,898	2,009	-	-
Due after ten years	9,022	9,263	-	-
Subtotal	10,920	11,272	-	-
Total	$75,626	$77,538	$13,441	$13,633

Pledged Securities

The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
State of Connecticut to secure public deposits	$2,014	$2,024	$18,446	$18,881
Federal Home Loan Bank of Boston to secure borrowing
arrangements	15,010	15,116	-	-
Total	$17,024	$17,140	$18,446	$18,881

Effective May 4, 2015 upon the termination of the Bank’s Formal Agreement with the OCC, the collateral requirement for public deposits with the State of Connecticut was reduced from 110% to 10% of the uninsured balance of public deposits.

NOTE 3 – LOANS RECEIVABLE

A summary of loans receivable at June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31,
(In thousands)	2015	2014

Real estate loans:
One-to-four family	$176,892	$180,739
Multi-family and commercial real estate	137,857	122,526
Construction and land development	3,748	3,415
Total real estate loans	318,497	306,680

Commercial business loans	21,711	25,801
Consumer loans:
Home equity	31,704	28,700
Other consumer	7,143	8,144
Total consumer loans	38,847	36,844
Total loans	379,055	369,325

Less:
Allowance for loan losses	4,583	6,023
Deferred loan origination fees, net	54	43
Loans receivable, net	$374,418	$363,259

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

The following tables are a summary of the loan portfolio credit quality indicators, by loan class, as of June 30, 2015 and December 31, 2014:

	Credit Risk Profile by Internally Assigned Grade:
June 30, 2015	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Risk Rating:
Pass	$173,470	$132,254	$2,355	$19,569	$38,094	$365,742
Special Mention	721	3,298	797	1,002	205	6,023
Substandard:
- Accruing	123	1,457	-	423	74	2,077
- Nonaccruing	2,578	848	596	717	474	5,213
Subtotal - substandard	2,701	2,305	596	1,140	548	7,290
Doubtful	-	-	-	-	-	-
Total	$176,892	$137,857	$3,748	$21,711	$38,847	$379,055

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
June 30, 2015	Investor Owned One-to-Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
(In thousands)
Risk Rating:
Pass	$33,433	$24,005	$23,201	$16,979	$34,636	$132,254
Special Mention	454	1,125	29	382	1,308	3,298
Substandard:
- Accruing	245	-	97	146	969	1,457
- Nonaccruing	389	19	433	-	7	848
Subtotal - substandard	634	19	530	146	976	2,305
Doubtful	-	-	-	-	-	-
Total	$34,521	$25,149	$23,760	$17,507	$36,920	$137,857

	Credit Risk Profile by Internally Assigned Grade:
December 31, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Risk Rating:
Pass	$177,598	$116,020	$1,835	$23,535	$36,348	$355,336
Special Mention	731	4,040	853	707	207	6,538
Substandard:
- Accruing	19	1,498	-	755	74	2,346
- Nonaccruing	2,391	968	727	804	215	5,105
Subtotal - substandard	2,410	2,466	727	1,559	289	7,451
Doubtful	-	-	-	-	-	-
Total	$180,739	$122,526	$3,415	$25,801	$36,844	$369,325

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
December 31, 2014	Investor Owned One-to- Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Risk Rating:
Pass	$23,793	$23,707	$23,503	$17,092	$27,925	$116,020
Special Mention	1,027	1,145	319	104	1,445	4,040
Substandard:
- Accruing	252	-	100	150	996	1,498
- Nonaccruing	389	23	546	-	10	968
Subtotal - substandard	641	23	646	150	1,006	2,466
Doubtful	-	-	-	-	-	-
Total	$25,461	$24,875	$24,468	$17,346	$30,376	$122,526

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

The following tables set forth certain information with respect to our loan portfolio delinquencies, by loan class, as of June 30, 2015 and December 31, 2014:

	Delinquencies
As of June 30, 2015	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans
One-to-four family	$667	$728	$1,287	$2,682	$174,210	$176,892	$-
Construction and land development	-	919	596	1,515	2,233	3,748	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family	1,663	-	389	2,052	32,469	34,521	-
Industrial and Warehouse	-	-	-	-	25,149	25,149	-
Office buildings	-	-	433	433	23,327	23,760	-
Retail properties	-	-	-	-	17,507	17,507	-
Special use properties	-	-	-	-	36,920	36,920	-
Subtotal Multi-family and commercial real estate	1,663	-	822	2,485	135,372	137,857	-
Commercial business loans	-	-	666	666	21,045	21,711	-
Consumer loans:
Home equity loans	92	199	234	525	31,179	31,704	-
Other consumer loans	2	-	-	2	7,141	7,143	-
Subtotal Consumer	94	199	234	527	38,320	38,847	-
Total	$2,424	$1,846	$3,605	$7,875	$371,180	$379,055	$-

	Delinquencies
As of December 31, 2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans
One-to-four family	$349	$153	$1,594	$2,096	$178,643	$180,739	$-
Construction and land development	-	-	726	726	2,689	3,415	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family	-	-	389	389	25,072	25,461	-
Industrial and Warehouse	-	-	-	-	24,875	24,875	-
Office buildings	-	-	206	206	24,262	24,468	-
Retail properties	-	-	-	-	17,346	17,346	-
Special use properties	-	-	-	-	30,376	30,376	-
Subtotal Multi-family and commercial real estate	-	-	595	595	121,931	122,526	-
Commercial business loans	972	-	703	1,675	24,126	25,801	-
Consumer loans:
Home equity loans	222	97	28	347	28,353	28,700	-
Other consumer loans	6	-	-	6	8,138	8,144	-
Subtotal Consumer	228	97	28	353	36,491	36,844	-
Total	$1,549	$250	$3,646	$5,445	$363,880	$369,325	$-

Impaired loans and nonperforming assets

The following table sets forth certain information with respect to our nonperforming assets as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$1,503	$1,414
Multi-family and commercial real estate	367	375
Construction and land development	596	726
Commercial business loans	665	804
Consumer loans	474	187
Total	3,605	3,506
Troubled debt restructurings - non-accrual	1,608	1,600
Subtotal nonperforming loans	5,213	5,106
Foreclosed real estate	39	335
Total nonperforming assets	$5,252	$5,441

Total nonperforming loans to total loans	1.38%	1.38%

Total nonperforming loans to total assets	1.04%	1.03%

Total nonperforming assets to total assets	1.05%	1.10%

Nonperforming loans (defined as nonaccrual loans and nonperforming TDRs) totaled $5.2 million at June 30, 2015 compared to $5.1 million at December 31, 2014, an increase of $107,000, or 2.1%. The amount of income that was contractually due but not recognized on nonperforming loans totaled $67,000 and $61,000 for the six months ended June 30, 2015 and June 30, 2014, respectively.

At June 30, 2015, the Company had 35 loans on nonaccrual status of which 14 were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

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

The following tables summarize impaired loans by portfolio segment as of June 30, 2015 and December 31, 2014:

As of June 30, 2015	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to-four family	$2,863	$1,272	$4,135	$4,481	$62
Construction and land development	596	-	596	887	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	389	-	389	395	-
Industrial and warehouse properties	19	-	19	25	-
Office buildings	433	-	433	638	-
Retail properties	-	-	-	-	-
Special use properties	7	-	7	22	-
Subtotal	848	-	848	1,080	-
Commercial business loans	788	80	868	929	-
Consumer loans	501	174	675	705	32
Total impaired loans	$5,596	$1,526	$7,122	$8,082	$94

As of December 31, 2014	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Real estate loans
One-to-four family	$2,793	$1,536	$4,329	$4,555	$59
Construction and land development	685	-	685	1,022	-
Multi-family and commercial real estate:
Investor owned one-to-four family and
multi-family properties	389	-	389	395	-
Industrial and warehouse properties	22	-	22	28	-
Office buildings	546	-	546	750	-
Retail properties	-	-	-	-	-
Special use properties	10	-	10	24	-
Subtotal	967	-	967	1,197	-
Commercial business loans	759	192	951	1,042	4
Consumer loans	385	133	518	521	9
Total impaired loans	$5,589	$1,861	$7,450	$8,337	$72

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

The following table relates to interest income recognized by segment of impaired loans for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized
	(In thousands)
Real estate loans
One-to four-family	$4,265	$79	$5,951	$175
Construction	655	1	1,567	7
Multi-family and commercial real estate	928	-	2,594	90
Commercial business loans	923	7	1,661	40
Consumer loans	542	10	492	8
Total	$7,313	$97	$12,265	$320

Interest payments received on nonaccrual loans are accounted for on the cash-basis method or the cost recovery method until qualifying for return to accrual status. Under the cost recovery method, the interest payment is applied to the principal balance of the loan. The table above shows the interest income recognized on nonaccrual loans and on performing TDR loans using the cash-basis method. For the six month periods ended June 30, 2015 and 2014, the amount of interest payments applied to principal under the cost recovery method was $18,000 and $30,000, respectively.

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

The recorded investment balance of performing and nonperforming TDRs as of June 30, 2015 and December 31, 2014 are as follows:

(In thousands)	As of June 30, 2015	As of December 31, 2014
Aggregate recorded investment of impaired loans performing under terms modified through a troubled debt restructuring:
Performing (1)	$2,254	$2,549
Nonperforming (2)	1,255	1,256
Total	$3,509	$3,805

(1)	Of the $2,254,000 in TDRs which were performing under the modified terms of their agreements at June 30, 2015, there were $392,000 in TDRs that remain on nonaccrual status because these TDRs have not yet demonstrated the requisite period of sustained performance. The combination of the $392,000 performing TDRs and the $1,216,000 nonperforming TDRs on nonaccrual status at June 30, 2015 equal the $1,608,000 in TDRs that were on nonaccrual status at June 30, 2015.

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

(2)	Of the $1,255,000 in TDRs that were not performing under the modified terms of their agreements at June 30, 2015, all of these loans, except for one loan in the amount of $39,000, was on nonaccrual status.

All of the $1,256,000 in TDRs which were not performing under the modified terms of their agreements at December 31, 2014, except for one loan in the amount of $40,000, were on nonaccrual status.

As illustrated in the table below, during the six months ended June 30, 2015, the following concession was made on one loan totaling $53,000 (measured as a percentage of loan balances on TDRs):

•	Extension of payment terms for 100.0%

The following tables present a breakdown of the type of concessions made by loan class during the six months ended June 30, 2015 and June 30, 2014:

	For the Six Months Ended June 30, 2015
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%

Extended payment terms:
Commercial business loans	1	$53	$53	100.0%
Subtotal	1	53	53	100.0%

Grand Totals	1	$53	$53	100.0%

	For the Six Months Ended June 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%
Below market interest rate:
Real estate loans:
One-to-four family	1	$35	$35	6.8%
Commercial real estate loans	1	10	10	2.0%
Commercial business loans	2	20	20	3.9%
Subtotal	4	65	65	12.7%

Extended payment terms:
Commercial business loans	1	98	98	19.2%
Subtotal	1	98	98	19.2%

Principal payments deferred:
Real estate loans:
One-to-four family	2	348	348	68.1%
Subtotal	2	348	348	68.1%

Grand Totals	7	$511	$511	100.0%

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

There were no TDRs that had been modified during the previous twelve months ended June 30, 2015 that subsequently defaulted or were charged off during the six months ended June 30, 2015.

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

The ALLL balance decreased from $6.02 million at December 31, 2014 to $4.58 million at June 30, 2015, a decrease of $1.44 million or 23.9%. The decrease was the result of a credit provision of $1.4 million and net charge-offs of $20,000 in the six months ended June 30, 2015. The decrease in the ALLL was consistent with the lower historical loss experience, especially during the most recent four quarters, of the rolling eight quarter historical loss period, and the stability shown in the Bank’s asset quality trends during the six month period ended June 30, 2015. For the most recent quarter ended June 30, 2015, the Company incurred net charge-offs of $20,000. This recent quarterly data replaced the net charge-offs of $7.6 million for the quarter ended June 30, 2013 in the Company’s rolling eight quarters of historical loss experience methodology. The Bank’s nonperforming loans decreased $107,000, or 2.1%, for the six months ended June 30, 2015. The Bank’s adversely classified loans decreased $161,000, or 2.2%, during the six months ended June 30, 2015.

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

The following tables set forth the balance of and transactions in the allowance for loan losses at June 30, 2015, December 31, 2014 and June 30, 2014, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by loans evaluated for impairment individually and collectively.

As of and for the Six Months Ended June 30, 2015	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$1,633	$3,097	$414	$592	$287	$6,023
Provision for loan losses	202	(1,172)	(139)	(502)	191	(1,420)
Charge-offs	(27)	-	-	(21)	(101)	(149)
Recoveries	-	-	50	52	27	129
Balance at June 30, 2015	$1,808	$1,925	$325	$121	$404	$4,583
Allowance related to loans:
Individually evaluated for impairment	$62	$-	$-	$-	$32	$94
Collectively evaluated for impairment	1,746	1,925	325	121	372	4,489
Total allowance	$1,808	$1,925	$325	$121	$404	$4,583

Ending loan balance individually evaluated for impairment	$4,135	$848	$596	$868	$675	$7,122
Ending loan balance collectively evaluated for impairment	172,757	137,009	3,152	20,843	38,172	371,933
Total loans	$176,892	$137,857	$3,748	$21,711	$38,847	$379,055

	Multi-Family and Commercial Real Estate
As of and for the Six Months Ended June 30, 2015	Investor One-to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
(In thousands)
Allowance for loan losses:
Beginning balance	$509	$597	$352	$548	$1,091	$3,097
Provision for loan losses	(88)	(268)	(120)	(188)	(508)	(1,172)
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Balance at June 30, 2015	$421	$329	$232	$360	$583	$1,925
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	421	329	232	360	583	1,925
Total allowance	$421	$329	$232	$360	$583	$1,925

Ending loan balance individually evaluated for impairment	$389	$19	$433	$-	$7	$848
Ending loan balance collectively evaluated for impairment	34,132	25,130	23,327	17,507	36,913	137,009
Total loans	$34,521	$25,149	$23,760	$17,507	$36,920	$137,857

As of and for the Six Months Ended June 30, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	306	51	(117)	(845)	(134)	(739)
Charge-offs	(541)	(1,306)	(148)	(74)	(13)	(2,082)
Recoveries	10	19	16	96	86	227
Balance at June 30, 2014	$1,624	$3,861	$869	$620	$323	$7,297
Allowance related to loans:
Individually evaluated for impairment	$56	$-	$21	$88	$10	$175
Collectively evaluated for impairment	1,568	3,861	848	532	313	7,122
Total allowance	$1,624	$3,861	$869	$620	$323	$7,297

Ending loan balance individually evaluated for impairment	$4,061	$825	$1,272	$1,120	$397	$7,675
Ending loan balance collectively evaluated for impairment	177,970	120,686	3,482	23,791	36,066	361,995
Total loans	$182,031	$121,511	$4,754	$24,911	$36,463	$369,670

	Multi-Family and Commercial Real Estate
As of and for the Six Months Ended June 30, 2014	Investor One- to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance for loan losses:
Beginning balance	$515	$1,034	$563	$856	$2,129	$5,097
Provision for loan losses	96	(64)	(92)	243	(132)	51
Charge-offs	(166)	(234)	-	(491)	(415)	(1,306)
Recoveries	-	-	-	-	19	19
Segment ending balance as of June 30, 2014	$445	$736	$471	$608	$1,601	$3,861
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	445	736	471	608	1,601	3,861
Total allowance	$445	$736	$471	$608	$1,601	$3,861

Ending loan balance individually evaluated for impairment	$554	$27	$205	$-	$39	$825
Ending loan balance collectively evaluated for impairment	18,614	27,245	26,932	18,931	28,964	120,686
Total loans	$19,168	$27,272	$27,137	$18,931	$29,003	$121,511

As of and for the Year Ended December 31, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$59	$-	$-	$4	$9	$72
Collectively evaluated for impairment	1,574	3,097	414	588	278	5,951
Total allowance	$1,633	$3,097	$414	$592	$287	$6,023

Ending loan balance individually evaluated for impairment	$4,223	$969	$726	$978	$492	$7,388
Ending loan balance collectively evaluated for impairment	176,516	121,557	2,689	24,823	36,352	361,937
Total loans	$180,739	$122,526	$3,415	$25,801	$36,844	$369,325

	Multi-Family and Commercial Real Estate
As of and for the Year Ended December 31, 2014	Investor One- to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	509	597	352	548	1,091	3,097
Total allowance	$509	$597	$352	$548	$1,091	$3,097

Ending loan balance individually evaluated for impairment	$389	$23	$546	$-	$11	$969
Ending loan balance collectively evaluated for impairment	25,072	24,852	23,922	17,346	30,365	121,557
Total loans	$25,461	$24,875	$24,468	$17,346	$30,376	$122,526

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

NOTE 4 - MORTGAGE BANKING ACTIVITY

Mortgage banking includes three components: (1) the origination of residential mortgage loans for sale in the secondary market, (2) the servicing of mortgage loans sold to investors, and (3) the sale of mortgage servicing rights.

The following represents the Company’s noninterest income derived from these activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Gain on sales of mortgage loans	$231	$179	$449	$296
Mortgage servicing income	1	(2)	1	3
Gain on sale of mortgage servicing rights	-	-	-	26
Total	$232	$177	$450	$325

The Bank originates government sponsored residential mortgage loans which are sold servicing released. The Bank also originates conventional residential mortgage loans for its portfolio and for sale, both on a servicing rights retained and released basis. The decrease in the Bank’s mortgage servicing income for the six month period ended June 30, 2015 compared to the same period in 2014 is due to the sale of mortgage servicing rights detailed below and was the result of the Bank selling most of their loans on the secondary market on a servicing released basis.

As of August 29, 2014, the Company sold its mortgage servicing rights with a book value of approximately $948,000 relating to loans previously sold to and serviced for Federal Home Loan Mortgage Company (“Freddie Mac”) of approximately $134.8 million to another financial institution. This transaction closed on September 18, 2014 with a servicing transfer date of October 16, 2014 and satisfied all of the criteria to be accounted for as a sale of financial assets. The Company may have potential repurchase exposure on these underlying mortgage loans based on investor demands related to facts and circumstances which may have pre-dated this transaction. The investor has not exercised any repurchase obligations from the sale date through June 30, 2015.

NOTE 5 – FORECLOSED REAL ESTATE

Changes in foreclosed real estate during the three and six months ended June 30, 2015 and June 30, 2014 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Beginning balance	$100	$1,114	$335	$1,846
Additions	-	53	-	391
Proceeds from dispositions	(52)	(625)	(288)	(1,604)
Gain (loss) on sales	(9)	5	(8)	(59)
Writedowns	-	(11)	-	(38)
Balance at end of period	$39	$536	$39	$536

At June 30, 2015, the Bank held two properties consisting of one single family residence and one unimproved parcel zoned as residential. At June 30, 2015 and at December 31, 2014, the Bank had $2.8 million and $3.2 million in loans in process of foreclosure, respectively.

The Company records the gain (loss) on sale of foreclosed real estate in the expenses on foreclosed properties, net category along with expenses for acquiring and maintaining foreclosed real estate properties.

NOTE 6 – DEPOSITS

A summary of deposits at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$74,529	20.0%	$68,957	18.5%
Interest bearing deposits
Now accounts and money market accounts	51,118	13.7%	50,738	13.6%
Savings accounts	109,463	29.3%	108,488	29.0%
Certificates of deposit	138,057	37.0%	145,276	38.9%
Total interest bearing deposits	298,638	80.0%	304,502	81.5%
Total deposits	$373,167	100.0%	$373,459	100.0%

Scheduled maturities of certificates of deposit are as follows:

(In thousands)	At June 30, 2015	At December 31, 2014
Through twelve months	$51,387	$56,895
Twelve months through three years	52,499	55,962
Over three years	34,171	32,419
	$138,057	$145,276

The aggregate amount of individual certificate of deposit accounts of $100,000 or more at June 30, 2015 and December 31, 2014 was $56.4 million and $60.7 million, respectively. Deposits up to $250,000 are federally insured through the Federal Deposit Insurance Corporation (“FDIC”). The aggregate amount of individual certificate of deposit accounts of $250,000 or more at June 30, 2015 and December 31, 2014 was $11.6 million and $13.2 million, respectively.

NOTE 7 – FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At June 30, 2015, the Bank had the ability to borrow up to $98.5 million from the FHLB. This borrowing capacity is based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The following table presents certain information regarding our FHLB advances during the periods or at the dates indicated.

	At June 30, 2015		At December 31, 2014
		Weighted		Weighted
	Amount	Average	Amount	Average
(Dollars in thousands)	Due	Cost	Due	Cost
Year of maturity: (1)
2015	$5,228	0.74%	$6,792	0.73%
2016	16,150	0.85%	16,068	0.85%
2017	22,570	1.56%	21,021	1.59%
2018	7,748	2.53%	5,743	2.90%
2019	5,752	2.08%	3,420	2.59%
2020 - 2024	2,028	1.33%	383	0.18%
2025 - 2028	335	-	335	-
Total FHLB advances	$59,811	1.46%	$53,762	1.43%

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

NOTE 8 – OTHER BORROWED FUNDS

The Bank utilized securities sold under agreements to repurchase to accommodate its customers’ needs to invest funds short term and as a source of borrowings. During 2014, the Bank changed product types in order to make it more advantageous for these customers to be in a deposit product. At December 31, 2014, there were no customers utilizing securities sold under agreement to repurchase as an investment.

The Bank maintains a credit facility with the Federal Reserve Bank of Boston for which certain assets are pledged to secure such borrowings. As of June 30, 2015 and December 31, 2014, there were no borrowings outstanding under this facility. In addition, the Federal Reserve Bank of Boston, as one of the Bank’s correspondent banks, requires the Bank to pledge at least $1 million in loans and/or investment securities for potential daylight overdraft exposure. At June 30, 2015 and December 31, 2014, the Bank had $7.2 million and $7.4 million, respectively, in commercial real estate loans pledged with the Federal Reserve Bank of Boston.

At June 30, 2015, the Bank had reserve requirements with the Federal Reserve Bank of Boston amounting to $2.7 million. The Bank’s balances in cash on hand and on deposit with the Federal Reserve Bank of Boston were sufficient to meet these reserve requirements.

NOTE 9 – STOCK BASED COMPENSATION

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

A summary of the status of outstanding stock options at June 30, 2015 and changes therein was as follows:

	2015
	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	209,808	$9.36
Granted	162,566	8.60
Forfeited	(2,947)	9.41
Exercised	-	-
Expired	-	-
Options outstanding at June 30, 2015	369,427	$9.03

Options exercisable at June 30, 2015	98,861	$11.17

Weighted-average fair value of options granted during the year		$2.61

The exercise price and weighted average remaining contractual life in years for all options outstanding at June 30, 2015 are detailed below.

	Outstanding as of June 30, 2015	Exercise Price	Weighted Average Remaining Contractual Life (in years)
Exercise price for outstanding options	95,469	$11.12	0.08
	3,392	$12.51	1.5
	110,000	$7.74	8.9
	160,566	$8.60	9.6
	369,427

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

The risk-free rate utilized for this calculation was based upon the U.S. Treasury yield curve in effect at the date of the options grant.

Assumptions used to determine the weighted average fair value of the stock options granted were as follows:

	Grant Date
	May 27, 2014	January 31, 2015
Dividend yield	0.00%	0.00%
Expected volatility	28.42%	26.76%
Risk-free rate	1.95%	1.49%
Expected life in years	6.5	6.5

Weighted-average fair value of options at grant date	$2.55	$2.61

Restricted Stock Awards

The following table summarizes the restricted stock awards outstanding for the year ended December 31, 2014 and the six months ended June 30, 2015:

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at January 1, 2014	-	$-
Granted	4,114	8.01
Vested	-	-
Forefeited	-	-
Nonvested at December 31, 2014	4,114	8.01
Granted	-	-
Vested	-	-
Forefeited	-	-
Nonvested at June 30, 2015	4,114	$8.01

Weighted average remaining contractual life in years		9.4

The fair value of restricted stock awards is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is zero based on historical data and other factors.

The Company recorded stock-based compensation expense of $39,000 and $66,000 for the three and six months ended June 30, 2015, respectively, in connection with the stock options and restricted stock awards. At June 30, 2015 the Company has unrecognized option expense of $587,264 to be recognized over the remaining vesting period of the options. The Company has unrecognized compensation expense related to non-vested restricted stock awards of $28,600 to be recognized over the remaining vesting period of the restricted stock awards.

NOTE 10 – STOCKHOLDERS’ EQUITY

Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the six months ended June 30, 2015, anti-dilutive options excluded from the calculations totaled 95,469 options (with an exercise price of $11.12 per share), and 3,392 options (with an exercise price of $12.51 per share). For the six months ended June 30, 2014, anti-dilutive options excluded from the calculations totaled 105,787 options (with an exercise price of $11.12 per share) and 4,290 options (with an exercise price of $12.51 per share), respectively. Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(in thousands except for per share data)
Net income (loss)	$1,097	$94	$1,361	$(715)

Weighted-average common shares outstanding:
Basic	6,679,360	6,675,457	6,679,360	6,675,457
Diluted	6,725,110	6,676,391	6,714,182	6,675,457

Earnings (loss) per common share:
Basic	$0.16	$0.01	$0.20	$(0.11)
Diluted	$0.16	$0.01	$0.20	$(0.11)

Dividends

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

On May 4, 2015, the Office of the Comptroller of the Currency (“OCC”) notified the Bank that the Formal Agreement between the Bank and the OCC dated January 17, 2012 was terminated. In addition to the termination of the Formal Agreement, the OCC notified the Bank that it no longer requires the Bank to maintain the individual minimum capital requirements imposed on June 4, 2013. On June 11, 2015, the Federal Reserve Bank of Boston notified the Company that the Memorandum of Understanding between the Company and the Federal Reserve Bank of Boston dated May 21, 2013 was terminated.

As a savings and loan holding company with consolidated assets of less than $1.0 billion, the Company is not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five- year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements apply to savings and loan holding companies.

As a source of strength to its subsidiary bank, the Company had liquid assets of approximately $3.2 million at June 30, 2015, which the Company could contribute to the Bank if needed, to enhance the Bank’s capital levels. If the Company had contributed those assets to the Bank as of June 30, 2015, the Bank would have had a Tier 1 leverage ratio of approximately 11.71%.

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

The following tables are summaries of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at June 30, 2015 and December 31, 2014.

At June 30, 2015	Well Capitalized Requirements		Minimum Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$61,034	11.96%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	61,034	18.03%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	65,271	19.28%

The Bank
Tier 1 Leverage Capital (1)	$25,541	5.00%	$22,987	4.50%	$56,597	11.08%
Common Equity Tier 1 (CET1) (2) (4)	22,004	6.50%	15,234	4.50%	56,597	16.72%
Tier 1 Risk-Based Capital (2)	27,082	8.00%	20,312	6.00%	56,597	16.72%
Total Risk-Based Capital (2)	33,853	10.00%	27,082	8.00%	60,833	17.97%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Formal Agreement and related ICMRs terminated on May 4, 2015.

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

(3) Imposed on June 4, 2013 and teminated on May 4, 2015.

As of June 30, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Financial instruments whose contractual amounts represent credit risk at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Commitments to extend credit:
Commercial real estate loan committments	$20,827	$30,254
Unused home equity lines of credit	19,990	19,084
Commercial and industrial loan commitments	13,617	12,587
Amounts due on other commitments	4,732	7,257
Commercial letters of credit	523	588

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

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of June 30, 2015 and December 31, 2014:

		June 30, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy Level	Value	Value	Value	Value

Financial Assets
Cash and cash equivalents	Level 1	$17,423	$17,423	$10,940	$10,940
Investment securities, available-for-sale	Level 2	67,346	67,346	77,538	77,538
Investment securities, held-to-maturity	Level 2	11,434	11,571	13,441	13,633
Loans held for sale	Level 2	2,204	2,204	1,062	1,062
Loans receivable, net:
Performing	Level 2	367,390	371,604	355,943	359,687
Impaired	Level 3	7,028	7,028	7,316	7,316
Accrued interest receivable	Level 1	1,566	1,566	1,599	1,599
FHLB Stock	Level 3	4,548	4,548	4,548	4,548
Financial Liabilities
Demand deposits, savings, Now and money market deposits	Level 1	235,110	235,110	228,183	228,183
Time deposits	Level 2	138,057	139,886	145,276	147,385
FHLB advances	Level 2	59,811	60,269	53,762	54,148
Mortgagors' escrow accounts	Level 2	4,385	4,385	4,341	4,341
Accrued interest payable	Level 1	73	73	67	67

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of June 30, 2015 and December 31, 2014 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such dates.

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

Unrecognized financial instruments—Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2015 and December 31, 2014.

The following table represents a further breakdown of investment securities and other financial instruments measured at fair value on a recurring basis:

	Fair Value At June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government agency mortgage-backed obligations	$-	$43,737	$-	$43,737
U.S. Government agency collateralized mortgage obligations	-	7,061	-	7,061
Obligations of state and municipal subdivisions	-	16,548	-	16,548

	Fair Value At December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$5,042	$-	$5,042
U.S. Government agency mortgage-backed obligations	-	53,087	-	53,087
U.S. Government agency collateralized mortgage obligations	-	13,179	-	13,179
Obligations of state and municipal subdivisions	-	6,230	-	6,230

The following table represents assets measured at fair value on a non-recurring basis:

	Fair Value At June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$7,028	$7,028
Foreclosed real estate	-	-	39	39

	Fair Value At December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$7,316	$7,316
Foreclosed real estate	-	-	335	335

During the six months ended June 30, 2015, the following fair values of those reflected in the above table were remeasured:

•	$2.8 million in collateral dependent impaired loans; and
•	$39,000 in foreclosed real estate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2015 and 2014 together with the audited financial statements as of and for the year ended December 31, 2014, included in the Company’s Form 10-K initially filed with the Securities and Exchange Commission on March 19, 2015.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the size, quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the receipt of requisite shareholder or regulatory approval of the proposed merger with Liberty may not be received or other conditions to the completion of the merger might not be satisfied or waived. In addition, operations will continue to be impacted until the merger transaction is either consummated or terminated. Additional factors are discussed under “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Overview: As of June 30, 2015, the Company had $500.8 million of total assets, $379.1 million of gross loans receivable, and $373.2 million of total deposits. Total stockholders’ equity at June 30, 2015 was $61.2 million.

The Company had net income for the quarter ended June 30, 2015 of $1.1 million (or basic and diluted income per share of $0.16 as compared to net income of $94,000 (or basic and diluted loss per share of $0.01) for the second quarter of 2014. The improvement in the Company’s operating results was largely attributable to a credit provision for loan losses of $1.4 million for the three months ended June 30, 2015 compared to the credit provision for loan losses of $739,000 for the same period in 2014 for a net change of $681,000; and a gain on the sale of investments of $413,000 for the three months ended June 30, 2015 compared to $34,000 for the same period in 2014. These improvements in the Company’s operating results were partially offset by the $612,000 in merger related expenses incurred during the 2015 quarter.

The Company had net income for the six months ended June 30, 2015 of $1.4 million (or basic and diluted income per share of $0.20) as compared to a net loss of $715,000 (or basic and diluted loss per share of $0.11) for the six months ended June 30, 2014. The improvement in the Company’s earnings was largely attributable to a credit provision for loan losses of $1.4 million for the three months ended June 30, 2015 compared to the credit provision for loan losses of $739,000 for the same period in 2014 for a net change of $681,000; and a gain on sale of investment securities of $829,000 for the 2015 period compared to $193,000 for the same period in 2014. These improvements in the Company’s operating results were partially offset by the $612,000 in merger related expenses incurred during the 2015 period.

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

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Earnings Summary. For the three months ended June 30, 2015, the Company recorded net income of $1.1 million compared to net income of $94,000 for the same period in 2014. This $1.0 million improvement in the Company’s operating results was attributable to a $681,000 increase in credit provision for loan losses, $456,000 increase in noninterest income and a $186,000 decrease in noninterest expense which was partially offset by a $320,000 decrease in net interest income for the three months ended June 30, 2015 compared to the same period in 2014.

For the six months ended June 30, 2015, the Company earned net income of $1.4 million compared to a net loss of $715,000 in the same period in 2014. This $2.1 million improvement in the Company’s operating results was due to a $681,000 increase in credit provision for loan losses, $701,000 increase in noninterest income and a $1.2 million decrease in noninterest expense which was partially offset by a $539,000 decrease in net interest income for the six months ended June 30, 2015 compared to the same period in 2014.

Average Balance and Yields. The following table summarizes average balances and average yields and costs for the three months ended June 30, 2015 and 2014. For the purpose of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances.

	For the Quarter Ended June 30,
	2015			2014
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans	$378,813	$4,207	4.45%	$376,421	$4,236	4.51%
Investment securities and Fed Funds sold	89,531	564	2.53	103,973	832	3.21
Overnight Funds	14,855	10	0.27	4,910	4	0.33
Federal Home Loan Bank stock	4,548	20	1.76	5,289	20	1.52
Total interest-earning assets	487,747	4,801	3.95%	490,593	5,092	4.16%
Non interest-earning assets	22,972			21,766
Total Assets	$510,719			$512,359
Interest-bearing liabilities
Certificate accounts	$147,108	505	1.38%	$151,800	$505	1.33%
Regular savings accounts and escrow	113,417	46	0.16	118,129	49	0.17
Checking and NOW accounts	99,056	33	0.13	94,373	33	0.14
Money market accounts	23,941	9	0.15	24,743	11	0.18
Total interest-bearing deposits	383,522	593	0.62	389,045	598	0.62
FHLB advances	62,950	223	1.42	55,920	189	1.36
Other borrowings	-	-	-	5,536	-	0.00
Total interest-bearing liabilities	446,472	816	0.73%	450,501	787	0.70%
Non interest-bearing liabilities	2,401			3,958
Total Liabilities	448,873			454,459
Total Stockholders' Equity	61,846			57,900
Total Liabilities and Stockholders' Equity	$510,719			$512,359
Net interest income		$3,985			$4,305
Net interest spread			3.22%			3.46%
Net interest margin			3.28%			3.52%
Average interest earning assets to average interest bearing liabilities			109.24%			108.90%

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2015 and 2014. For the purpose of this table, average balances have been calculated using average daily balances and nonaccrual loans are included in average balances.

	For the Six Months Ended June 30,
	2015			2014
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans	$374,318	$8,287	4.46%	373,816	$8,483	4.58%
Investment securities and Fed Funds sold	90,934	1,159	2.57	94,892	1,469	3.12
Overnight Funds	10,490	13	0.25	6,206	9	0.29
Federal Home Loan Bank stock	4,548	40	1.77	5,366	40	1.50
Total interest-earning assets	480,290	9,499	3.99%	480,280	10,001	4.20%
Non interest-earning assets	23,311			21,957
Total Assets	$503,601			502,237
Interest-bearing liabilities
Certificate accounts	$146,326	991	1.37%	153,203	$1,014	1.33%
Regular savings accounts & escrow	111,809	91	0.16	118,111	98	0.17
Checking and NOW acounts	98,067	63	0.13	92,771	69	0.15
Money Market accounts	24,314	19	0.16	25,212	22	0.18
Total interest-bearing deposits	380,516	1,164	0.62	389,297	1,203	0.62
FHLB advances	58,518	418	1.44	44,921	342	1.54
Other borrowings	-	-	-	6,031	-	-
Total interest-bearing liabilities	439,034	1,582	0.73%	440,249	1,545	0.71%
Non interest-bearing liabilities	2,798			3,887
Total Liabilities	441,832			444,136
Total Stockholders' Equity	61,769			58,101
Total Liabilities and Stockholders' Equity	$503,601			502,237
Net interest income		$7,917			$8,456
Net interest spread			3.26%			3.49%

Net interest margin			3.32%			3.55%

Average interest earning assets to average interest bearing liabilities			109.40%			109.09%

Rate / Volume Analysis. The following table summarizes the changes in the components of net interest income attributable to both rate and volume for the three and six months ended June 30, 2015 and 2014:

	For the Quarter Ended			Six Months Ended
	June 30, 2015 compared to			June 30, 2015 compared to
	June 30, 2014			June 30, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$27	$(56)	$(29)	$10	$(206)	$(196)
Investment securities / Federal funds Sold	(106)	(162)	(268)	(59)	(251)	(310)
Overnight funds	8	(2)	6	5	(1)	4
Federal Home Loan Bank stock	(3)	3	-	(6)	6	-
Total interest income	(74)	(217)	(291)	(50)	(452)	(502)
Interest expense:
Certificate accounts	(16)	16	-	(40)	17	(23)
Regular savings accounts	(1)	(2)	(3)	(5)	-	(7)
Checking and NOW accounts	2	(2)	-	3	(11)	(6)
Money market accounts	-	(2)	(2)	(1)	(2)	(3)
Total deposit expense	(15)	10	(5)	(43)	4	(39)
FHLBB advances	26	8	34	99	(23)	76
Other borrowings	-	-	-	-	-	-
Total interest expense	11	18	29	56	(19)	37
Increase (decrease) in net interest income	$(85)	$(235)	$(320)	$(106)	$(433)	$(539)

Net Interest Income. Net interest income for the quarter ended June 30, 2015 was $4.0 million, a decrease of $320,000, or 7.4%, compared to $4.3 million for the quarter ended June 30, 2014. Interest income on earning assets for the quarter ended June 30, 2015 decreased by $291,000, or 5.7%, compared to the comparable prior year period. This decrease in interest income was primarily the result of a $262,000, or 30.6%, decrease in interest income on investment securities and a $29,000, or 0.7%, decrease in interest income on loans. These decreases were principally due to a 21 basis point decline in the weighted average yield for interest earning assets to 3.95% for the 2015 quarter compared to 4.16% for the 2014 quarter. The six basis point decrease in average loan yields in the 2015 quarter compared to the 2014 quarter was generally due to a decrease in market interest rates and the impact of increased lending competition on loan pricing. The 68 basis point decrease in average quarterly investment yields year-over-year resulted from the sale and reinvestment into securities and overnight funds at lower yields due to a decline in market interest rates over these periods. The average balance of investment securities for the 2015 quarter decreased $14.4 million and the average balance of overnight funds increased $9.9 million compared to the 2014 quarter. The Company purchased $16.8 million in investment securities in the first six months of 2015 to grow its interest income and to partially reinvest the $27.9 million in cashflows from sales, paydowns, and calls of investment securities during 2015. Management took advantage of market opportunities to sell some higher yielding, longer duration investment securities during the first half of 2015.

Interest expense for the quarter ended June 30, 2015 increased by $29,000, or 3.7%, compared to the same period in 2014. This variance was principally attributable to a funding mix shift from deposits to FHLB borrowings whose cost impact from the increased average cost of FHLB borrowings (of six basis points) was partially offset by a decrease in the average balance of deposits. Quarter over quarter, the $5.5 million decrease in the average balance of deposits resulted from a $4.7 million decrease in time deposits and a $4.7 million decrease in savings accounts partially offset by a $4.7 million increase in transaction accounts as depositors sought either alternative higher yielding investments and/or more liquid deposit accounts during this persistent low rate environment. The cost impact of these changes allowed the Bank to maintain its average cost of deposits at 0.62% for the 2015 quarter and for the 2014 quarter, respectively.

Net interest income for the 2015 quarter was $320,000 lower than the 2014 quarter, resulting in a decrease of the Company’s net interest spread and net interest margin by 24 basis points (from 3.46% to 3.22%) and by 24 basis points (from 3.52% to 3.28%), respectively.

Interest income for the six months ended June 30, 2015 decreased $502,000, or 5.0%, due primarily to a decrease in rate. This decrease in interest income was primarily the result of a $306,000, or 20.2%, decrease in interest income on investment securities and a $196,000, or 2.3%, decrease in interest income on loans. These decreases were principally due to a 21 basis point decline in the weighted average yield for interest earning assets to 3.99% for the 2015 period compared to 4.20% for the 2014 period. The 12 basis point decrease in average loan yields in the 2015 period compared to the 2014 period was generally due to a decrease in market interest rates and the impact of increased lending competition on loan pricing. The 55 basis point decrease in average investment yields year-over-year resulted from the sale and reinvestment into securities and overnight funds at lower yields due to a decline in market interest rates over these periods. The average balance of investment securities for the 2015 period decreased $4.0 million and the average balance of overnight funds increased $4.3 million compared to the 2014 period. As stated above, management took advantage of market opportunities to sell some higher yielding, longer duration investment securities during the first half of 2015.

Interest expense for the six months ended June 30, 2015 decreased $37,000, or 2.4%, compared to the 2014 comparable period. The factors influencing this category year-over-year in terms of rate/volume variances for the three month periods discussed above had a similar impact for the six month period comparisons; however, the magnitude of impact of these factors was due to their relative timing. During the six months ended June 30, 2015, average interest bearing liabilities decreased $1.2 million, or 0.3%, compared to the same period in 2014, reflecting customer movement out of time deposits and into low costing transaction accounts and other market alternatives during this period of declining market interest rates. Management took advantage of this rate scenario to increase the Bank’s FHLB advances through a mix of intermediate term borrowings at long run favorable pricing. With the average cost of interest-bearing deposits at 0.62% for both six-month periods, these changes in FHLB advances (along with the impact of maturing FHLB advances at higher rates) caused the weighted cost of FHLB advances to decrease by 10 basis points to 1.44% for the six months ended June 30, 2015 as compared to 1.54% for the same period in 2014, thus only increasing the Company’s cost of funds by two basis points (from 0.71% for the 2014 six month period to 0.73% for the 2015 comparable period.

Net interest income for the for the first six months of 2015 was $539,000 lower than the 2014 comparable period, resulting in a decrease of the Company’s net interest spread and net interest margin by 23 basis points (from 3.49% to 3.26%) and by 23 basis points (from 3.55% to 3.32%), respectively.

Provision for Loan Losses. For the three months ended June 30, 2015, the Company recorded a $1.4 million credit provision for loan losses compared to a credit provision for loan losses of $739,000 for the same period in 2014. Net charge-offs were $20,000 during the six month period ended June 30, 2015, compared to $1.8 million during the same period in 2014. The credit provision for the 2015 period was attributable to (i) management’s judgment that the inherent credit risk exposure in the loan portfolio had been significantly reduced and the significant improvement in the Company’s asset quality metrics due to increased loan workout efforts and prior period sales of adversely classified assets; and (ii) a $1.8 million decrease in net chargeoffs in the six month period ended June 30, 2015, compared to the same period in 2014. The allowance for loan losses as a percentage of total loans decreased to 1.21% at June 30, 2015 from 1.63% at December 31, 2014 as the Company’s rolling two year historical loss experience utilized in the periodic measurement of the ALLL continued to decrease with the stability of improved asset quality.

Noninterest Income. The following table summarizes the components of noninterest income for the three and six months ended June 30, 2015 and 2014:

	Three Months		Six months
	Ended June 30,		Ended June 30,
(In thousands)	2015	2014	2015	2014

Service charge income	$175	$176	$327	$350
Fees for other services	67	84	130	157
Mortgage banking income	232	177	450	325
Income from bank owned life insurance	66	63	132	129
Net gain on sale of investments	413	34	829	193
Income from investment advisory services, net	113	74	156	168
Other income	31	33	62	63
Total noninterest income	$1,097	$641	$2,086	$1,385

Noninterest income increased $456,000, or 71.1%, for the quarter ended June 30, 2015 compared to the same period in 2014. The largest quarter-over-quarter changes were in gains on sale of investments which increased by $379,000, or 1,114.7%, and in mortgage banking income which increased by $55,000, or 31.1%. Noninterest income was $2.1 million for the six months ended June 30, 2015 and $1.4 million for the same period in 2014, an increase of $701,000 or 50.6%.

Management took advantage of market opportunities to sell some higher yielding, longer duration investment securities during the first and second quarters of 2015 which resulted in the Company recognizing $413,000 and $416,000 in gains on sales of investment securities during the first and second quarters of 2015, respectively, for an aggregate of $829,000 year-to-date 2015. The 2014 year-to-date gains on sales of investment securities of $193,000 was attributable primarily to the $158,000 gain on the sale of the $5.9 million auction rate trust preferred securities in the first quarter of 2014, subsequent to their $1.8 million OTTI writedown in December 2013.

Mortgage banking income increased $55,000, or 31.1%, and $125,000, or 38.5%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to an increase in the gain on sales of mortgage loans based on a higher volume of origination and sales of residential mortgage loans during the 2015 periods.

Service charge income decreased $1,000, or less than 1%, and $23,000, or 6.6%, for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 due primarily to a lower volume of overdraft transactions, resulting from the Bank more aggressively monitoring and controlling such activity. Service charges of checking accounts rebounded in the second quarter of 2015 from their decrease in the first quarter of 2015 based on a transition in product offerings during the first quarter of 2015.

The increase in investment advisory services income of $39,000 for the three months ended June 30, 2015 compared to the same quarter in 2014 was primarily related to increased transaction volume and a transaction mix with above average commissions. For the six months ended June 30, 2015, this category decreased $12,000, or 7.1%, compared to the same period in 2014 based on lower transaction volume and a transaction mix with lower than average commissions.

Noninterest Expense. The following table summarizes the components of noninterest expense for the three and six months ended June 30, 2015 and 2014:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2015	2014	2015	2014
Compensation, taxes and benefits	$2,583	$2,973	$5,064	$5,989
Occupancy	562	582	1,102	1,124
Professional fees	392	323	802	842
FDIC insurance premiums	125	270	288	531
Insurance	143	117	318	262
Computer processing	339	327	686	697
Expenses on foreclosed real estate, net	78	168	97	378
Writedowns on foreclosed real estate	-	11	-	38
Directors' compensation	78	70	172	172
Advertising	104	118	220	213
Supplies	46	60	112	129
Merger related expenses	612	-	612	-
Expenses related to sale of loans	-	196	-	196
Other expenses	343	376	589	724
Total	$5,405	$5,591	$10,062	$11,295

Noninterest expense decreased $186,000, or 3.3%, for the three months ended June 30, 2015 compared to the same period in 2014. Merger related expenses incurred in the second quarter of 2015 of $612,000 relate to the proposed merger with Liberty Bank and consisted of legal and investment banking services. Excluding these merger related expenses, the year-over-year quarterly variance was primarily due to decreases in: expenses related to compensation, taxes and benefits of $390,000, or 13.1%; expenses related to 2Q 2014 sale of loans amounting to $196,000; FDIC insurance premiums of $145,000, or 53.7%; expenses on foreclosed real estate of $90,000, or 53.6%, over the same period in 2014. These decreases were partially offset by increases in: professional fees of $69,000 or 21.4% and insurance expense of $26,000, or 22.2%. The decrease in compensation, taxes and benefits was primarily due to the impact of seventeen fewer full-time equivalent personnel in the second quarter of 2015 compared to the second quarter of 2014 level, most of which was the result of the 2014 mid-year reduction in workforce in the residential lending and mortgage servicing areas. Partially offsetting a portion of the decrease in compensation, commissions increased due to increased residential origination volume and increased transaction volume and related fees from investment advisory services. Furthermore, there were also decreases in benefit expenses from the impact of retirement plan consolidation into the KSOP in the fourth quarter of 2014 and a net decrease in other benefit expenses including group insurance. The reduction in the FDIC deposit insurance premiums was attributable to an improvement in premium rates assessed for the Bank. The decrease in expenses on foreclosed real estate was attributable to fewer foreclosed properties in the 2015 quarter with less attendant costs of maintaining and selling foreclosed properties and no writedowns during 2015. The increase in professional fees was primarily due to the temporary use of consultants to staff a key area of regulatory compliance during a time of staffing transition. The increase in insurance expense for the June 2015 quarter was attributable to the increased premium for the June 2014 renewal of the Company’s directors’ and officers’ liability insurance.

For the six months ended June 30, 2015, noninterest expenses decreased $1.2 million, or 10.9%, compared to the same period in 2014. Excluding the $612,000 in merger related expenses mentioned above, the year-over-year variance was primarily due to decreases in: expenses related to compensation, taxes and benefits of $925,000, or 15.4%; expenses on foreclosed real estate of $281,000, or 74.3%, FDIC insurance premiums of $243,000, or 45.8%; expenses related to 2Q 2014 sale of loans amounting to $196,000; and other expenses of $135,000, or 18.6%, over the same period in 2014. These decreases were partially offset by an increase in insurance expense of $56,000, or 21.4%, over the same period in 2014. The reason for the increases in insurance expense for the six month period analogous to that explained above for the three month periods. The decrease in other expenses was attributable to an increased focus on expense control from mid-2014 through the second quarter of 2015.

Income Tax Expense (Benefit). The Company reported no tax provision for its pre-tax operating income for the three and six months ended June 30, 2015 and for the three months ended June 30, 2014. The Company has reported no tax benefit on its pre-tax loss for the six months ended June 30, 2014. At June 30, 2015 and at June 30, 2014, there was a 100% valuation allowance on the deferred tax asset. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than not that some or all of the deferred tax assets will not be realized.

Management has concluded that it was more likely-than-not that the Company would not be able to realize its deferred tax assets and accordingly has established a 100% valuation allowance equal to the net deferred tax asset balance at June 30, 2015. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, management’s conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

Management regularly analyzes the Company’s tax positions and at June 30, 2015, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of June 30, 2015, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal income taxes for 2013 and 2014 and Connecticut income taxes for the years 2011-2014.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Overview

Total assets were $500.8 million as of June 30, 2015, an increase of $5.7 million, or 1.2%, from $495.1 million as of December 31, 2014. Loans receivable, gross of $379.1 million increased by $9.7 million, or 2.6%, and cash and cash equivalents increased by $6.5 million, or 59.3%, partially offset by a decrease in investment securities of $12.2 million, or 13.4%. The loan portfolio increased during the period by type as follows: real estate loans increased by $11.8 million, or 3.9%; and consumer loans increased by $2.0 million, or 5.4%. These increases were offset by a decrease in commercial business loans of $4.1 million, or 15.9%. Of the increases in real estate loans, multifamily and commercial real estate loans increased $15.3 million, or 12.5%; while one-to-four family residential mortgage loans decreased $3.8 million, or 2.1%.

Total liabilities were $439.6 million at June 30, 2015 compared to $434.2 million at December 31, 2014. Deposits decreased $0.3 million, or 0.1%, to $373.2 million at June 30, 2015 from $373.5 million at December 31, 2014. Between December 31, 2014 and June 30, 2015, core deposits (defined as all deposits other than certificates of deposit) of $235.1 million increased $6.9 million; while certificates of deposit decreased $7.2 million. Advances from the FHLB increased by $6.0 million, from $53.8 million at December 31, 2014 to $59.8 million at June 30, 2015, primarily to fund loan growth.

Total stockholders’ equity was $61.2 million at June 30, 2015 compared to $60.9 million at December 31, 2014. The increase in stockholders’ equity was due to net income of $1.4 million for the six month period ended June 30, 2015 and a decrease in unrealized gain on available for sale investment securities of $1.1 million.

Lending Activities

As indicated in the table below, total gross loans receivable increased $9.7 million, or 2.6%, to $379.1 million at June 30, 2015 from $369.3 million at December 31, 2014.

	June 30,	December 31,
(In thousands)	2015	2014

Real estate loans:
One-to-four family	$176,892	$180,739
Multi-family and commercial real estate	137,857	122,526
Construction and land development	3,748	3,415
Total real estate loans	318,497	306,680

Commercial business loans	21,711	25,801
Consumer loans:
Home equity	31,704	28,700
Other consumer	7,143	8,144
Total consumer loans	38,847	36,844
Total loans	379,055	369,325

Less:
Allowance for loan losses	4,583	6,023
Deferred loan origination fees, net	54	43
Loans receivable, net	$374,418	$363,259

Nonperforming Assets

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated:

	June 30,	December 31,
	2015	2014
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$1,503	$1,414
Multi-family and commercial real estate	367	375
Construction and land development	596	726
Commercial business loans	665	804
Consumer loans	474	187
Total	3,605	3,506
Troubled debt restructurings - non-accrual	1,608	1,600
Subtotal nonperforming loans	5,213	5,106
Foreclosed real estate	39	335
Total nonperforming assets	$5,252	$5,441

Total nonperforming loans to total loans	1.38%	1.38%

Total nonperforming loans to total assets	1.04%	1.03%

Total nonperforming assets to total assets	1.05%	1.10%

The following table shows the aggregate amounts of the Company’s loans classified by credit risk ratings at the dates indicated:

	June 30, 2015	December 31, 2014
	(In thousands)

Substandard accruing	$2,077	$2,346
Substandard nonaccruing	5,213	5,105
Total substandard loans	7,290	7,451
Doubtful	-	-
Total adversely classified loans	7,290	7,451
Special mention loans	6,023	6,538
Total criticized loans	$13,313	$13,989

The balances of nonperforming loans increased $107,000, or 2.1%, between December 31, 2014 and June 30, 2015. During this same period, the Bank’s adversely classified loans decreased by $161,000 or 2.2%. The levels and trends of adversely classified loans, warrant and receive management oversight and focus in management’s estimates related to the allowance for loan losses. In certain cases, where appropriate, specific allowances have been established to account for the increased credit risk of these assets.

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the six months ended June 30, 2015 and 2014:

As of and for the Six Months Ended June 30, 2015	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$1,633	$3,097	$414	$592	$287	$6,023
Provision for loan losses	202	(1,172)	(139)	(502)	191	(1,420)
Charge-offs	(27)	-	-	(21)	(101)	(149)
Recoveries	-	-	50	52	27	129
Balance at June 30, 2015	$1,808	$1,925	$325	$121	$404	$4,583
Allowance related to loans:
Individually evaluated for impairment	$62	$-	$-	$-	$32	$94
Collectively evaluated for impairment	1,746	1,925	325	121	372	4,489
Total allowance	$1,808	$1,925	$325	$121	$404	$4,583

Ending loan balance individually evaluated for impairment	$4,135	$848	$596	$868	$675	$7,122
Ending loan balance collectively evaluated for impairment	172,757	137,009	3,152	20,843	38,172	371,933
Total loans	$176,892	$137,857	$3,748	$21,711	$38,847	$379,055

	Multi-Family and Commercial Real Estate
As of and for the Six Months Ended June 30, 2015	Investor One-to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
(In thousands)
Allowance for loan losses:
Beginning balance	$509	$597	$352	$548	$1,091	$3,097
Provision for loan losses	(88)	(268)	(120)	(188)	(508)	(1,172)
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Balance at June 30, 2015	$421	$329	$232	$360	$583	$1,925
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	421	329	232	360	583	1,925
Total allowance	$421	$329	$232	$360	$583	$1,925

Ending loan balance individually evaluated for impairment	$389	$19	$433	$-	$7	$848
Ending loan balance collectively evaluated for impairment	34,132	25,130	23,327	17,507	36,913	137,009
Total loans	$34,521	$25,149	$23,760	$17,507	$36,920	$137,857

As of and for the Six Months Ended June 30, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	306	51	(117)	(845)	(134)	(739)
Charge-offs	(541)	(1,306)	(148)	(74)	(13)	(2,082)
Recoveries	10	19	16	96	86	227
Balance at June 30, 2014	$1,624	$3,861	$869	$620	$323	$7,297
Allowance related to loans:
Individually evaluated for impairment	$56	$-	$21	$88	$10	$175
Collectively evaluated for impairment	1,568	3,861	848	532	313	7,122
Total allowance	$1,624	$3,861	$869	$620	$323	$7,297

Ending loan balance individually evaluated for impairment	$4,061	$825	$1,272	$1,120	$397	$7,675
Ending loan balance collectively evaluated for impairment	177,970	120,686	3,482	23,791	36,066	361,995
Total loans	$182,031	$121,511	$4,754	$24,911	$36,463	$369,670

	Multi-Family and Commercial Real Estate
As of and for the Six Months Ended June 30, 2014	Investor One- to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance for loan losses:
Beginning balance	$515	$1,034	$563	$856	$2,129	$5,097
Provision for loan losses	96	(64)	(92)	243	(132)	51
Charge-offs	(166)	(234)	-	(491)	(415)	(1,306)
Recoveries	-	-	-	-	19	19
Segment ending balance as of June 30, 2014	$445	$736	$471	$608	$1,601	$3,861
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	445	736	471	608	1,601	3,861
Total allowance	$445	$736	$471	$608	$1,601	$3,861

Ending loan balance individually evaluated for impairment	$554	$27	$205	$-	$39	$825
Ending loan balance collectively evaluated for impairment	18,614	27,245	26,932	18,931	28,964	120,686
Total loans	$19,168	$27,272	$27,137	$18,931	$29,003	$121,511

As of and for the Year Ended December 31, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$59	$-	$-	$4	$9	$72
Collectively evaluated for impairment	1,574	3,097	414	588	278	5,951
Total allowance	$1,633	$3,097	$414	$592	$287	$6,023

Ending loan balance individually evaluated for impairment	$4,223	$969	$726	$978	$492	$7,388
Ending loan balance collectively evaluated for impairment	176,516	121,557	2,689	24,823	36,352	361,937
Total loans	$180,739	$122,526	$3,415	$25,801	$36,844	$369,325

	Multi-Family and Commercial Real Estate
As of and for the Year Ended December 31, 2014	Investor One- to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	509	597	352	548	1,091	3,097
Total allowance	$509	$597	$352	$548	$1,091	$3,097

Ending loan balance individually evaluated for impairment	$389	$23	$546	$-	$11	$969
Ending loan balance collectively evaluated for impairment	25,072	24,852	23,922	17,346	30,365	121,557
Total loans	$25,461	$24,875	$24,468	$17,346	$30,376	$122,526

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $17.4 million, including federal funds sold of $32,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $67.3 million at June 30, 2015. At June 30, 2015, the Bank had the ability to borrow a total of $98.5 million from the FHLB based on the collateral pledged, of which $59.8 million in borrowings was outstanding. In addition, the Bank had the ability to borrow $2.2 million from the Federal Reserve Bank Discount Window which was not utilized at June 30, 2015.

Certificates of deposit due within one year of June 30, 2015 totaled $51.4 million, or 13.8% of total deposits. If these deposits do not remain with the Bank, the Bank will need to seek other sources of funds, including other certificates of deposit, FHLB advances or other borrowings, and its available lines of credit. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on these maturing certificates of deposit. Based on past experience, however, the Bank believes that a significant portion of our certificates of deposit will remain with us. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

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

As a source of strength to its subsidiary bank, the Company has liquid assets which the Company could contribute to the Bank if needed to enhance the Bank’s capital levels. The Company’s liquid assets totaled approximately $3.2 million at June 30, 2015. If the Company had contributed those assets to the Bank as of June 30, 2015, the Bank would have had a Tier 1 leverage ratio of approximately 11.71%.

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

The following tables are summaries of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at June 30, 2015 and December 31, 2014.

At June 30, 2015	Well Capitalized Requirements		Minimum Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$61,034	11.96%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	61,034	18.03%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	65,271	19.28%

The Bank
Tier 1 Leverage Capital (1)	$25,541	5.00%	$22,987	4.50%	$56,597	11.08%
Common Equity Tier 1 (CET1) (2) (4)	22,004	6.50%	15,234	4.50%	56,597	16.72%
Tier 1 Risk-Based Capital (2)	27,082	8.00%	20,312	6.00%	56,597	16.72%
Total Risk-Based Capital (2)	33,853	10.00%	27,082	8.00%	60,833	17.97%

(1) Tier 1 capital to total assets.

(2) Tier 1 or total risk-based capital to risk-weighted assets.

(3) Formal Agreement and related ICMRs terminated on May 4, 2015.

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

(3) Imposed on June 4, 2013 and teminated on May 4, 2015.

As of June 30, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	June 30,	December 31,
(In thousands)	2015	2014
Commitments to extend credit:
Commercial real estate loan committments	$20,827	$30,254
Unused home equity lines of credit	19,990	19,084
Commercial and industrial loan commitments	13,617	12,587
Amounts due on other commitments	4,732	7,257
Commercial letters of credit	523	588

For the six months ended June 30, 2015, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2015 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Act) that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.

Roman Matter

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

On February 20, 2014, the court entered a scheduling order providing a period for completion of discovery and the filing of dispositive motions. However, on May 23, 2014 those deadlines were stayed by the court pending regulatory consideration of a settlement. The settlement agreement proposed by the parties was reviewed by the regulatory agencies. Based on the conclusions of the regulatory review, the settlement agreement, as modified, was executed by the parties in May 2015 thus resolving this matter with no financial impact on the Company.

Matters Related to the Liberty Merger

Four putative class action lawsuits have been filed in Maryland, Morris Goldstein v. Naugatuck Valley Financial Corporation et al., in the Circuit Court for Baltimore City, Case No. 24C15003203, Lenard Cohen v. Naugatuck Valley Financial Corporation et al., in the Circuit Court for Baltimore City, Case No. 24C15003391, Angelo J. Falco v. Naugatuck Valley Financial Corporation et al., in the Circuit Court for Baltimore City, Case No. 24C15003392, and Dallas Faulkner v. Naugatuck Valley Financial Corporation et al., in the Circuit Court for Baltimore City, Case No. 24C15003602. The lawsuits name as defendants Naugatuck Valley, the members of our board of directors and Liberty. The court has consolidated the first three cases and is expected to consolidate all four of these lawsuits. A demand for jury trial has been made in each case.

The lawsuits allege a breach of fiduciary duty due to inadequate merger consideration, the process leading to the proposed transaction and potential conflicts of interest. The lawsuits also allege that Liberty aided and abetted the breach of fiduciary duty. The relief sought includes class certification, an injunction against the merger until all alleged breaches have been cured, damages if the merger has been completed prior to the entry of final judgment, costs and attorney’s fees.

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

The proposed merger with Liberty may not be completed or the Merger Agreement may be terminated in accordance with its terms, which could adversely affect our business and results of operation.

The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the merger. Those conditions include, among others, approval of the merger by the Company’s stockholders, the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, and the absence of any injunctions or other legal restraints. If these conditions are not fulfilled, then the merger may not be completed.

Furthermore, the Merger Agreement contains termination rights which may be exercised by the Company or Liberty in specific circumstances, such as the following: required regulatory approval has been denied by final, non-appealable action of a governmental entity; the parties are unable to complete the Merger by April 30, 2016; the other party has committed a breach of a representation, warranty or covenant which would prevent a closing condition from being satisfied and the breach is not or cannot be cured within 30 days; or the Company’s stockholders failed to approve the Merger. In addition, the Company may terminate the Merger Agreement to enter into an alternative business combination transaction pursuant to a “superior proposal”, as defined by the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay Liberty a termination fee of $3.1 million.

In connection with the proposed merger, we have incurred and will continue to incur expenses, which could prove to be significant. Our business and our operating and financial results may be materially adversely affected by the expenses incurred in connection with the proposed merger. A failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

We will be subject to business uncertainties while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us and consequently on Liberty. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business could be negatively impacted.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2015.

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –

2.1	Agreement and Plan of Merger dated June 3, 2015 by and between Liberty Bank and Naugatuck Valley Financial Corporation (1)

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (2)

3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (3)

3.3	Amendment to Bylaws of Naugatuck Valley Financial Corporation (1)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (4)

10.1	Change in Control Agreement by and between Naugatuck Valley Savings and Loan and Mark C. Foley (1)

10.2	Change in Control Agreement by and between Naugatuck Valley Savings and Loan and James Hastings (1)

10.3	Employment Agreement by and between Naugatuck Valley Savings and Loan and William C. Calderara (1)

10.4	Amendment to the Naugatuck Valley Financial Corporation and Naugatuck Valley Savings & Loan Deferred Compensation Plan for Directors (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

______________

(1) Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 4, 2015.

(2) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.

(3) Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.

(4) Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 11, 2010.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation

Date: August 11, 2015	By:	/s/ William C. Calderara
William C. Calderara
President and Chief Executive Officer
(principal executive officer)

Date: August 11, 2015	By:	/s/ James Hastings
James Hastings
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

