Form 10-Q
period 2015-09-30
Naugatuck Valley Financial Corp
filed 2015-11-06
CIK 1493552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐      No  ☒

As of November 6, 2015, there were 7,002,208 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

(In thousands)	September 30, 2015	December 31, 2014

ASSETS
Cash and due from depository institutions	$17,910	$10,940
Federal funds sold	276	-
Cash and cash equivalents	18,186	10,940
Investment securities available-for-sale, at fair value	53,783	77,538
Investment securities held-to-maturity, at amortized cost	10,490	13,441
Loans held for sale	1,878	1,062
Loans receivable, net	381,008	363,259
Accrued income receivable	1,509	1,599
Foreclosed real estate	423	335
Premises and equipment, net	8,919	9,125
Bank owned life insurance	10,590	10,393
Federal Home Loan Bank ("FHLB") of Boston stock, at cost	4,548	4,548
Other assets	2,377	2,850
Total assets	$493,711	$495,090
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$369,804	$373,459
FHLB advances	57,731	53,762
Mortgagors' escrow accounts	2,141	4,341
Deferred tax liabilities	111	651
Other liabilities	2,163	2,006
Total liabilities	431,950	434,219
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,002,366 shares issued; 7,002,208 shares outstanding at September 30, 2015 and December 31, 2014, respectively	70	70
Paid-in capital	58,797	58,698
Retained earnings	5,202	3,323
Unearned employee stock ownership plan ("ESOP") shares (294,387 shares at September 30, 2015 and December 31, 2014)	(2,480)	(2,480)
Treasury Stock, at cost (158 shares at September 30, 2015 and December 31, 2014)	(1)	(1)
Accumulated other comprehensive income, net of tax	173	1,261
Total stockholders' equity	61,761	60,871
Total liabilities and stockholders' equity	$493,711	$495,090

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2015	2014	2015	2014

Interest income
Interest and fees on loans	$4,365	$4,261	$12,652	$12,743
Interest and dividends on investments and deposits	464	758	1,676	2,276
Total interest income	4,829	5,019	14,328	15,019
Interest expense
Interest on deposits	539	597	1,703	1,799
Interest on borrowed funds	221	188	639	530
Total interest expense	760	785	2,342	2,329

Net interest income	4,069	4,234	11,986	12,690

Provision (credit) for loan losses	-	(50)	(1,420)	(789)

Net interest income after provision/credit for loan losses	4,069	4,284	13,406	13,479

Noninterest income
Service charge income	186	186	512	535
Fees for other services	68	75	198	232
Mortgage banking income	215	506	664	831
Income from bank owned life insurance	65	66	197	195
Net gain on sale of investments	545	1,034	1,373	1,227
Income from investment advisory services, net	49	79	206	246
Other income	30	33	93	97
Total noninterest income	1,158	1,979	3,243	3,363

Noninterest expense
Compensation, taxes and benefits	2,510	2,879	7,574	8,868
Occupancy	522	568	1,624	1,692
Computer processing	381	343	1,066	1,039
Professional fees	314	421	1,116	1,263
FDIC insurance premiums	102	88	389	619
Insurance	85	175	403	437
Advertising	92	101	313	314
Expenses (recoveries) on foreclosed real estate, net	(57)	63	40	441
Writedowns on foreclosed real estate	-	-	-	38
Directors' compensation	51	54	224	226
Supplies	33	68	146	197
Merger related expenses	335	-	947	-
Expenses related to sale of loans	-	51	-	247
Other expenses	341	396	928	1,120
Total noninterest expense	4,709	5,207	14,770	16,501

Income before provision for income taxes	518	1,056	1,879	341

Provision for income taxes	-	-	-	-

Net income	$518	$1,056	$1,879	$341

Earnings per common share - basic and diluted	$0.08	$0.16	$0.28	$0.05

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014

Net income	$518	$1,056	$1,879	$341
Other comprehensive income (loss):
Increase (decrease) in unrealized gain on available-for-sale investment securities	588	593	(254)	2,453
Reclassification adjustment for net gains recognized in net income (1)	(545)	(1,034)	(1,373)	(1,227)
Other comprehensive income (loss) before tax effect	43	(441)	(1,627)	1,226
Income tax benefit (expense) related to items in other comprehensive income (loss)	(18)	151	539	(387)
Reclassification adjustment net of tax amount	25	(290)	(1,088)	839
Total comprehensive income (loss)	$543	$766	$791	$1,180

(1)    Net gain on sale of investments is the affected line item in the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2015 and 2014 (unaudited)

	Common	Paid-in	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Stock	Income (Loss)	Total

Balance at December 31, 2014	$70	$58,698	$3,323	$(2,480)	$(1)	$1,261	$60,871
Net income	-	-	1,879	-	-	-	1,879
Stock based compensation - options	-	99	-	-	-	-	99
Other comprehensive loss	-	-	-	-	-	(1,088)	(1,088)

Balance at September 30, 2015	$70	$58,797	$5,202	$(2,480)	$(1)	$173	$61,761

	Common	Paid-in	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
(In thousands)	Stock	Capital	Earnings	Shares	Stock	Income (Loss)	Total

Balance at December 31, 2013	$70	$58,757	$2,322	$(2,824)	$(1)	$(90)	$58,234
Net income	-	-	341	-	-	-	341
Stock based compensation - options	-	19	-	-	-	-	19
Other comprehensive income	-	-	-	-	-	839	839

Balance at September 30, 2014	$70	$58,776	$2,663	$(2,824)	$(1)	$749	$59,433

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$1,879	$341
Adjustments to reconcile net loss to cash provided by operating activities:
(Credit) Provision for loan losses	(1,420)	(789)
Depreciation and amortization expense	605	566
Net (gain) loss on sales of foreclosed assets	(95)	60
Writedowns on foreclosed real estate	-	38
Gain on sale of mortgage servicing rights	-	(281)
Mortgage banking activity:
Gain on sales of mortgage loans	(663)	(484)
Mortgage loans originated for sale	(24,259)	(25,359)
Proceeds from sale of mortgage loans	24,106	26,087
Net amortization of investment premiums and discounts	335	4
Net gain on sale of investments	(1,373)	(1,227)
Stock-based compensation	99	19
Cash surrender value of bank owned life insurance	(197)	(195)
Net change in:
Accrued income receivable	90	(104)
Deferred loan fees	16	(21)
Other assets	473	(628)
Other liabilities	158	(356)
Net cash (used in)/provided by operating activities	(246)	(2,329)
Cash flows from investing activities
Proceeds from maturities, calls and repayments of available-for-sale securities	14,512	27,403
Proceeds from sale of available-for-sale securities	25,600	18,124
Proceeds from principal repayments and maturities of held-to-maturity securities	2,791	3,643
Redemption of Federal Home Loan Bank stock	-	896
Purchase of available-for-sale securities	(16,787)	(72,129)
Loan originations net of principal payments	(16,768)	(842)
Purchase of premises and equipment	(399)	(472)
Proceeds from the sale of mortgage servicing rights	-	1,217
Proceeds from the sale of commercial loans	-	4,580
Proceeds from the sale of foreclosed assets	430	1,681
Net cash (used in)/provided by investing activities	9,379	(15,899)
Cash flows from financing activities
Net change in time deposits	(7,408)	(8,041)
Net change in other deposit accounts	3,752	(5,895)
Proceeds from FHLB advances	21,597	47,500
Repayment of FHLB advances	(17,628)	(26,237)
Net change in mortgagors' escrow accounts	(2,200)	(2,013)
Change in other borrowings	-	(4,173)
Net cash provided by/(used in) financing activities	(1,887)	1,141
Net change in cash and cash equivalents	7,246	(17,087)
Cash and cash equivalents at beginning of period	10,940	26,374
Cash and cash equivalents at end of period	$18,186	$9,287
Supplementary disclosures of cash flow information:
Non-cash investing activities:
Transfer of loans to foreclosed assets	$423	$391
Transfer of commercial loans to loans held for sale	$-	$3,957
Cash paid during the period for:
Interest paid	$2,332	$2,313
Increase (decrease) in unrealized gains on available for sale securities arising during the period	$(1,627)	$1,226

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

At September 30, 2015, Naugatuck Valley Savings had one wholly-owned subsidiary, Church Street OREO One, LLC. Church Street OREO One, LLC was established in February 2013 to hold properties acquired through foreclosure as well as from non-judicial proceedings.

Proposed Merger

On June 3, 2015, the Company and Liberty Bank, a Connecticut-chartered mutual savings bank (“Liberty”), entered into an Agreement and Plan of Merger (“the Merger Agreement”) under which Liberty will acquire the Company and the Bank. Consummation of the transaction remains subject to customary closing conditions, including receipt of requisite shareholder approval and all required regulatory approvals. Subsequent to September 30, 2015, this pending merger transaction received all required regulatory approvals and shareholder approval and is expected to occur in the first quarter of 2016. Under the terms of the Merger Agreement, Liberty will acquire all of the Company’s outstanding common stock at a price of $11.00 per share in Cash. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay Liberty a termination fee of $3.1 million.

In connection with the proposed merger, the Company has incurred merger related expenses of $335,000 and $947,000, principally legal fees, professional services, and software conversion fees for the three months and nine months ended September 30, 2015.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Certain reclassifications have been made to the prior period amounts to conform with the September 30, 2015 consolidated financial statement presentation. These reclassifications only changed the reporting categories and did not affect the Company’s results of operations or financial position.

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

Receivables – Troubled Debt Restructurings by Creditors (Topic 310-40) — Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure: In August 2014, the FASB issued ASU 2014-14. This guidance requires that, upon foreclosure, a government-guaranteed mortgage loan be transferred from loans to other receivables when all of the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of real estate is fixed, which is an attribute specific to VA loans. The amount of the separate other receivable shall be measured based on the amount of the loan balance, including interest, expected to be recovered from the guarantor. The standard became effective in December 2014 and its adoption has not had a material impact on the Company’s consolidated financial statements.

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

Revenue from Contracts with Customers (Topic 606). The FASB has issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

At September 30, 2015, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government agency mortgage-backed securities	$23,738	$167	$(149)	$23,756
U.S. Government agency collateralized mortgage obligations	9,015	191	-	9,206
Obligations of state and municipal subdivisions	20,745	278	(202)	20,821

Total available-for-sale securities	$53,498	$636	$(351)	$53,783

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$10,490	$169	$(29)	$10,630

Total held-to-maturity securities	$10,490	$169	$(29)	$10,630

At December 31, 2014, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$5,000	$42	$-	$5,042
U.S. Government agency mortgage-backed securities	51,904	1,332	(149)	53,087
U.S. Government agency collateralized mortgage obligations	12,802	378	(1)	13,179
Obligations of state and municipal subdivisions	5,920	310	-	6,230

Total available-for-sale securities	$75,626	$2,062	$(150)	$77,538

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. Government agency mortgage-backed securities	$13,441	$212	$(20)	$13,633

Total held-to-maturity securities	$13,441	$212	$(20)	$13,633

For the three and nine months ended September 30, 2015 and September 30, 2014, the Company realized gross gains on sales of investment securities of $545,000, $1,034,000, $1,373,000, and $1,227,000 million, respectively.

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015, and December 31, 2014:

At September 30, 2015 (In thousands)	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency mortgage-backed securities	$9,545	$(114)	$2,801	$(35)	$12,346	$(149)
Obligations of state and municipal subdivisions	10,530	(189)	1,722	(13)	12,252	(202)
Total securities in unrealized loss position	$20,075	$(303)	$4,523	$(48)	$24,598	$(351)

At December 31, 2014 (In thousands)	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agency collateralized mortgage obligations	$10,804	$(55)	$6,300	$(94)	$17,104	$(149)
U.S. Government agency mortgage-backed securities	1,351	(1)	-	-	1,351	(1)
Total securities in unrealized loss position	$12,155	$(56)	$6,300	$(94)	$18,455	$(150)

The amortized cost and fair value of securities at September 30, 2015 and December 31, 2014, by expected maturity, are set forth below. Actual maturities of mortgage-backed securities and collateralized mortgage obligations may differ from contractual maturities because the mortgages underlying the securities may be prepaid or called with or without call or prepayment penalties. Because these securities are not due at a single maturity date, the maturity information is not presented.

	Available-for-Sale		Held-to-Maturity
At September 30, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agency mortgage-backed securities	$23,738	$23,756	$10,490	$10,630
U.S. Government agency collateralized mortgage obligations	9,015	9,206	-	-
Subtotal	32,753	32,962	10,490	10,630
Securities with fixed maturities:
Due in one year or less	-	-	-	-
Due after one year through five years	-	-	-	-
Due after five years through ten years	8,225	8,289	-	-
Due after ten years	12,520	12,532	-	-
Subtotal	20,745	20,821	-	-
Total	$53,498	$53,783	$10,490	$10,630

	Available-for-Sale		Held-to-Maturity
At December 31, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agency mortgage-backed securities	$51,904	$53,087	$13,441	$13,633
U.S. Government agency collateralized mortgage obligations	12,802	13,179	-	-
Subtotal	64,706	66,266	13,441	13,633
Securities with fixed maturities:
Due in one year or less	-	-	-	-
Due after one year through five years	-	-	-	-
Due after five years through ten years	1,898	2,009	-	-
Due after ten years	9,022	9,263	-	-
Subtotal	10,920	11,272	-	-
Total	$75,626	$77,538	$13,441	$13,633

Pledged Securities

The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
State of Connecticut to secure public deposits	$4,638	$4,549	$18,446	$18,881
Total	$4,638	$4,549	$18,446	$18,881

Effective May 4, 2015 upon the termination of the Bank’s Formal Agreement with the OCC, the collateral requirement for public deposits with the State of Connecticut was reduced from 110% to 10% of the uninsured balance of public deposits.

NOTE 3 – LOANS RECEIVABLE

A summary of loans receivable at September 30, 2015 and December 31, 2014 is as follows:

	September 30,	December 31,
(In thousands)	2015	2014

Real estate loans:
One-to-four family	$179,603	$180,739
Multi-family and commercial real estate	137,581	122,526
Construction and land development	3,427	3,415
Total real estate loans	320,611	306,680

Commercial business loans	24,896	25,801
Consumer loans:
Home equity	33,246	28,700
Other consumer	6,942	8,144
Total consumer loans	40,188	36,844
Total loans	385,695	369,325

Less:
Allowance for loan losses	4,615	6,023
Deferred loan origination fees, net	72	43
Loans receivable, net	$381,008	$363,259

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

The following tables are a summary of the loan portfolio credit quality indicators, by loan class, as of September 30, 2015 and December 31, 2014:

	Credit Risk Profile by Internally Assigned Grade:
September 30, 2015	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Risk Rating:
Pass	$176,383	$132,158	$2,063	$22,470	$39,665	$372,739
Special Mention	993	3,662	768	1,452	203	7,078
Substandard:
- Accruing	122	1,023	-	260	72	1,477
- Nonaccruing	2,105	738	596	714	248	4,401
Subtotal - substandard	2,227	1,761	596	974	320	5,878
Doubtful	-	-	-	-	-	-
Total	$179,603	$137,581	$3,427	$24,896	$40,188	$385,695

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
September 30, 2015	Investor Owned One-to-Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi-Family and Commercial Real Estate
(In thousands)
Risk Rating:
Pass	$30,856	$23,608	$27,989	$16,094	$33,611	$132,158
Special Mention	446	1,115	22	369	1,710	3,662
Substandard:
- Accruing	241	-	95	144	543	1,023
- Nonaccruing	389	17	326	-	6	738
Subtotal - substandard	630	17	421	144	549	1,761
Doubtful	-	-	-	-	-	-
Total	$31,932	$24,740	$28,432	$16,607	$35,870	$137,581

	Credit Risk Profile by Internally Assigned Grade:
December 31, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Risk Rating:
Pass	$177,598	$116,020	$1,835	$23,535	$36,348	$355,336
Special Mention	731	4,040	853	707	207	6,538
Substandard:
- Accruing	19	1,498	-	755	74	2,346
- Nonaccruing	2,391	968	727	804	215	5,105
Subtotal - substandard	2,410	2,466	727	1,559	289	7,451
Doubtful	-	-	-	-	-	-
Total	$180,739	$122,526	$3,415	$25,801	$36,844	$369,325

	Multi-Family and Commercial Real Estate
	Credit Risk Profile by Internally Assigned Grade:
December 31, 2014	Investor Owned One-to- Four family and multi- family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Risk Rating:
Pass	$23,793	$23,707	$23,503	$17,092	$27,925	$116,020
Special Mention	1,027	1,145	319	104	1,445	4,040
Substandard:
- Accruing	252	-	100	150	996	1,498
- Nonaccruing	389	23	546	-	10	968
Subtotal - substandard	641	23	646	150	1,006	2,466
Doubtful	-	-	-	-	-	-
Total	$25,461	$24,875	$24,468	$17,346	$30,376	$122,526

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

The following tables set forth certain information with respect to our loan portfolio delinquencies, by loan class, as of September 30, 2015 and December 31, 2014:

	Delinquencies
As of September 30, 2015	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans
One-to-four family	$927	$41	$1,566	$2,534	$177,069	$179,603	$-
Construction and land development	-	-	596	596	2,831	3,427	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family	632	-	389	1,021	30,911	31,932	-
Industrial and Warehouse	389	-	-	389	24,351	24,740	-
Office buildings	-	-	326	326	28,106	28,432	-
Retail properties	-	-	-	-	16,607	16,607	-
Special use properties	223	-	-	223	35,647	35,870	-
Subtotal Multi-family and commercial real estate	1,244	-	715	1,959	135,622	137,581	-
Commercial business loans	294	-	665	959	23,937	24,896	-
Consumer loans:
Home equity loans	228	-	164	392	32,854	33,246	-
Other consumer loans	1	-	-	1	6,941	6,942	-
Subtotal Consumer	229	-	164	393	39,795	40,188	-
Total	$2,694	$41	$3,706	$6,441	$379,254	$385,695	$-

	Delinquencies
As of December 31, 2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Carrying Amount > 90 Days and Accruing
(In thousands)
Real estate loans
One-to-four family	$349	$153	$1,594	$2,096	$178,643	$180,739	$-
Construction and land development	-	-	726	726	2,689	3,415	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family	-	-	389	389	25,072	25,461	-
Industrial and Warehouse	-	-	-	-	24,875	24,875	-
Office buildings	-	-	206	206	24,262	24,468	-
Retail properties	-	-	-	-	17,346	17,346	-
Special use properties	-	-	-	-	30,376	30,376	-
Subtotal Multi-family and commercial real estate	-	-	595	595	121,931	122,526	-
Commercial business loans	972	-	703	1,675	24,126	25,801	-
Consumer loans:
Home equity loans	222	97	28	347	28,353	28,700	-
Other consumer loans	6	-	-	6	8,138	8,144	-
Subtotal Consumer	228	97	28	353	36,491	36,844	-
Total	$1,549	$250	$3,646	$5,445	$363,880	$369,325	$-

Impaired loans and nonperforming assets

The following table sets forth certain information with respect to our nonperforming assets as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$1,094	$1,414
Multi-family and commercial real estate	350	375
Construction and land development	596	726
Commercial business loans	666	804
Consumer loans	247	187
Total	2,953	3,506
Troubled debt restructurings - non-accrual	1,448	1,600
Subtotal nonperforming loans	4,401	5,106
Foreclosed real estate	423	335
Total nonperforming assets	$4,824	$5,441

Total nonperforming loans to total loans	1.14%	1.38%

Total nonperforming loans to total assets	0.89%	1.03%

Total nonperforming assets to total assets	0.98%	1.10%

Nonperforming loans (defined as nonaccrual loans and nonperforming TDRs) totaled $4.4 million at September 30, 2015 compared to $5.1 million at December 31, 2014, a decrease of $705,000, or 12.9%. The amount of income that was contractually due but not recognized on nonperforming loans totaled $87,000 and $31,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

At September 30, 2015, the Company had 28 loans on nonaccrual status of which nine were less than 90 days past due; however, these loans were placed on nonaccrual status due to the uncertainty of their collectability.

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

The following tables summarize impaired loans by portfolio segment as of September 30, 2015 and December 31, 2014:

As of September 30, 2015	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
			(In thousands)
Real estate loans
One-to-four family	$2,923	$1,006	$3,929	$4,319	$26
Construction and land development	596	-	596	887	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	389	-	389	395	-
Industrial and warehouse properties	18	-	18	23	-
Office buildings	326	-	326	346	-
Retail properties	-	-	-	-	-
Special use properties	7	-	7	21	-
Subtotal	740	-	740	785	-
Commercial business loans	783	77	860	923	-
Consumer loans	318	100	418	448	4
Total impaired loans	$5,360	$1,183	$6,543	$7,362	$30

As of December 31, 2014	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
			(In thousands)
Real estate loans
One-to-four family	$2,793	$1,536	$4,329	$4,555	$59
Construction and land development	685	-	685	1,022	-
Multi-family and commercial real estate:
Investor owned one-to-four family and multi-family properties	389	-	389	395	-
Industrial and warehouse properties	22	-	22	28	-
Office buildings	546	-	546	750	-
Retail properties	-	-	-	-	-
Special use properties	10	-	10	24	-
Subtotal	967	-	967	1,197	-
Commercial business loans	759	192	951	1,042	4
Consumer loans	385	133	518	521	9
Total impaired loans	$5,589	$1,861	$7,450	$8,337	$72

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

The following table relates to interest income recognized by segment of impaired loans for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Average Recorded Investments	Interest Income Recognized	Average Recorded Investments	Interest Income Recognized
	(In thousands)
Real estate loans
One-to four-family	$4,180	$127	$5,567	$237
Construction	641	1	1,400	9
Multi-family and commercial real estate	880	-	2,109	111
Commercial business loans	908	10	1,554	85
Consumer loans	511	17	498	17
Total	$7,120	$155	$11,128	$459

Interest payments received on nonaccrual loans are accounted for on the cash-basis method or the cost recovery method until qualifying for return to accrual status. Under the cost recovery method, the interest payment is applied to the principal balance of the loan. The table above shows the interest income recognized on nonaccrual loans and on performing TDR loans using the cash-basis method. For the nine month periods ended September 30, 2015 and 2014, the amount of interest payments applied to principal under the cost recovery method was $23,000 and $37,000, respectively.

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

The recorded investment balance of performing and nonperforming TDRs as of September 30, 2015 and December 31, 2014 are as follows:

(In thousands)	As of September 30, 2015	As of December 31, 2014
Aggregate recorded investment of impaired loans performing under terms modified through a troubled debt restructuring:
Performing (1)	$2,480	$2,549
Nonperforming (2)	1,102	1,256
Total	$3,582	$3,805

(1)	Of the $2,480,000 in TDRs which were performing under the modified terms of their agreements at September 30, 2015, there were $385,000 in TDRs that remain on nonaccrual status because these TDRs have not yet demonstrated the requisite period of sustained performance. The combination of the $385,000 performing TDRs and the $1,063,000 nonperforming TDRs on nonaccrual status at September 30, 2015 equal the $1,448,000 in TDRs that were on nonaccrual status at September 30, 2015.

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

(2)	All of the $1,102,000 in TDRs that were not performing under the modified terms of their agreements at September 30, 2015, except for one loan in the amount of $39,000, were on nonaccrual status.

All of the $1,256,000 in TDRs which were not performing under the modified terms of their agreements at December 31, 2014, except for one loan in the amount of $40,000, were on nonaccrual status.

As illustrated in the table below, during the nine months ended September 30, 2015, the following concessions were made on two loans totaling $331,000 (measured as a percentage of loan balances on TDRs):

•	Extension of payment terms for 16.0% (one loan for $53,000);
•	Deferral of principal payments for 84.0% (one loan for $278,000).

The following tables present a breakdown of the type of concessions made by loan class during the nine months ended September 30, 2015 and September 30, 2014:

	For the Nine Months Ended September 30, 2015
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%

Extended payment terms:
Commercial business loans	1	$53	$53	16.0%

Principal payments deferred:
Real estate loans:
One-to-four family	1	278	278	84.0%

Grand Totals	2	$331	$331	100.0%

As illustrated in the table below, during the nine months ended September 30, 2014, the following concessions were made on nine loans totaling $602,000 (measured as a percentage of loan balances on TDRs):

•	Deferral of principal payments for 72.9% (four loans for $439,000);
•	Reduced interst rate for 10.8% (four loans for $65,000); and
•	Extension of payment terms for 16.03% (one loan for $98,000).

	For the Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	%
Below market interest rate:
Real estate loans:
One-to-four family	1	$35	$35	5.8%
Commercial business loans	3	30	30	5.0%
Subtotal	4	65	65	10.8%

Extended payment terms:
Commercial business loans	1	98	98	16.3%
Subtotal	1	98	98	16.3%

Principal payments deferred:
Consumer loans - home equity	1	28	28	4.7%
Real estate loans:
One-to-four family	3	411	411	68.2%
Subtotal	4	439	439	72.9%

Grand Totals	9	$602	$602	100.0%

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

There were no TDRs that had been modified during the previous twelve months ended September 30, 2015 that subsequently defaulted or were charged off during the nine months ended September 30, 2015.

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

The ALLL balance decreased from $6.02 million at December 31, 2014 to $4.62 million at September 30, 2015, a decrease of $1.40 million or 23.4%. The decrease was the result of a credit provision of $1.42 million and net recoveries of $12,000 in the nine months ended September 30, 2015. The decrease in the ALLL was consistent with the lower historical loss experience, especially during the most recent four quarters, of the rolling eight quarter historical loss period, and the stability shown in the Bank’s asset quality trends during the nine month period ended September 30, 2015. For the most recent quarter and nine months ended September 30, 2015, the Company had net recoveries of $33,000 and $12,000, respectively. The Bank’s nonperforming loans decreased by $705,000, or 12.9%, for the nine months ended September 30, 2015. In addition, the Bank’s adversely classified loans decreased $1,574,000, or 21.1%, during the nine months ended September 30, 2015.

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

The following tables set forth the balance of and transactions in the allowance for loan losses at September 30, 2015, September 30, 2014, and December 31, 2014, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by loans evaluated for impairment individually and collectively.

As of and for the Nine Months Ended September 30, 2015	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$1,633	$3,097	$414	$592	$287	$6,023
Provision for loan losses	398	(1,221)	(404)	(456)	263	(1,420)
Charge-offs	(104)	(14)	-	(24)	(159)	(301)
Recoveries	1	43	168	75	26	313
Balance at September 30, 2015	$1,928	$1,905	$178	$187	$417	$4,615
Allowance related to loans:
Individually evaluated for impairment	$26	$-	$-	$-	$4	$30
Collectively evaluated for impairment	1,902	1,905	178	187	413	4,585
Total allowance	$1,928	$1,905	$178	$187	$417	$4,615

Ending loan balance individually evaluated for impairment	$3,929	$740	$596	$860	$418	$6,543
Ending loan balance collectively evaluated for impairment	175,674	136,841	2,831	24,036	39,770	379,152
Total loans	$179,603	$137,581	$3,427	$24,896	$40,188	$385,695

	Multi-Family and Commercial Real Estate
As of and for the Nine Months Ended September 30, 2015	Investor One- to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance for loan losses:
Beginning balance	$509	$597	$352	$548	$1,091	$3,097
Provision for loan losses	(126)	(247)	(103)	(208)	(537)	(1,221)
Charge-offs	-	-	(14)	-	-	(14)
Recoveries	-	-	43	-	-	43
Balance at September 30, 2015	$383	$350	$278	$340	$554	$1,905
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	383	350	278	340	554	1,905
Total allowance	$383	$350	$278	$340	$554	$1,905

Ending loan balance individually evaluated for impairment	$389	$18	$326	$-	$7	$740
Ending loan balance collectively evaluated for impairment	31,543	24,722	28,106	16,607	35,863	136,841
Total loans	$31,932	$24,740	$28,432	$16,607	$35,870	$137,581

As of and for the Nine Months Ended September 30, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	326	(205)	(23)	(757)	(130)	(789)
Charge-offs	(541)	(1,306)	(442)	(133)	(13)	(2,435)
Recoveries	10	25	44	139	86	304
Balance at September 30, 2014	$1,644	$3,611	$697	$692	$327	$6,971
Allowance related to loans:
Individually evaluated for impairment	$26	$-	$-	$97	$8	$131
Collectively evaluated for impairment	1,618	3,611	697	595	319	6,840
Total allowance	$1,644	$3,611	$697	$692	$327	$6,971

Ending loan balance individually evaluated for impairment	$4,415	$657	$898	$1,233	$514	$7,717
Ending loan balance collectively evaluated for impairment	174,662	117,778	4,144	23,592	36,362	356,538
Total loans	$179,077	$118,435	$5,042	$24,825	$36,876	$364,255

	Multi-Family and Commercial Real Estate
As of and for the Nine Months Ended September 30, 2014	Investor One- to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance for loan losses:
Beginning balance	$515	$1,034	$563	$856	$2,129	$5,097
Provision for loan losses	136	(60)	(187)	185	(279)	(205)
Charge-offs	(166)	(234)	-	(491)	(415)	(1,306)
Recoveries	1	5	-	-	19	25
Segment ending balance as of September 30, 2014	$486	$745	$376	$550	$1,454	$3,611
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	486	745	376	550	1,454	3,611
Total allowance	$486	$745	$376	$550	$1,454	$3,611

Ending loan balance individually evaluated for impairment	$389	$25	$206	$-	$37	$657
Ending loan balance collectively evaluated for impairment	21,499	27,695	22,408	17,527	28,649	117,778
Total loans	$21,888	$27,720	$22,614	$17,527	$28,686	$118,435

As of December 31, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$59	$-	$-	$4	$9	$72
Collectively evaluated for impairment	1,574	3,097	414	588	278	5,951
Total allowance	$1,633	$3,097	$414	$592	$287	$6,023

Ending loan balance individually evaluated for impairment	$4,223	$969	$726	$978	$492	$7,388
Ending loan balance collectively evaluated for impairment	176,516	121,557	2,689	24,823	36,352	361,937
Total loans	$180,739	$122,526	$3,415	$25,801	$36,844	$369,325

	Multi-Family and Commercial Real Estate
As of December 31, 2014	Investor One- to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	509	597	352	548	1,091	3,097
Total allowance	$509	$597	$352	$548	$1,091	$3,097

Ending loan balance individually evaluated for impairment	$389	$23	$546	$-	$11	$969
Ending loan balance collectively evaluated for impairment	25,072	24,852	23,922	17,346	30,365	121,557
Total loans	$25,461	$24,875	$24,468	$17,346	$30,376	$122,526

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

The following represents the Company’s noninterest income derived from these activities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Gain on sales of mortgage loans	$214	$188	$663	$484
Mortgage servicing income	1	63	1	66
Gain on sale of mortgage servicing rights	-	255	-	281
Total	$215	$506	$664	$831

The Bank originates government sponsored residential mortgage loans which are sold servicing released. The Bank also originates conventional residential mortgage loans for its portfolio and for sale, both on a servicing rights retained and released basis. The decrease in the Bank’s mortgage servicing income for the nine month period ended September 30, 2015 compared to the same period in 2014 is due to the sale of mortgage servicing rights detailed below and was the result of the Bank selling most of their loans on the secondary market on a servicing released basis.

As of August 29, 2014, the Company sold its mortgage servicing rights with a book value of approximately $948,000 relating to loans previously sold to and serviced for Federal Home Loan Mortgage Company (“Freddie Mac”) of approximately $134.8 million to another financial institution. This transaction closed on September 18, 2014 with a servicing transfer date of October 16, 2014 and satisfied all of the criteria to be accounted for as a sale of financial assets. The Company may have potential repurchase exposure on these underlying mortgage loans based on investor demands related to facts and circumstances which may have pre-dated this transaction. The investor has not exercised any repurchase obligations from the sale date through September 30, 2015.

NOTE 5 – FORECLOSED REAL ESTATE

Changes in foreclosed real estate during the three and nine months ended September 30, 2015 and September 30, 2014 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Beginning balance	$39	$536	$335	$1,846
Additions	423	-	423	391
Proceeds from dispositions	(142)	(77)	(430)	(1,681)
Gain (loss) on sales	103	(1)	95	(60)
Writedowns	-	-	-	(38)
Balance at end of period	$423	$458	$423	$458

At September 30, 2015, the Bank held three properties consisting of single family residences. At September 30, 2015 and at December 31, 2014, the Bank had $3.4 million and $3.2 million in loans in process of foreclosure, respectively.

The Company records the gain (loss) on sale of foreclosed real estate in the expenses on foreclosed properties, net category along with expenses for acquiring and maintaining foreclosed real estate properties.

NOTE 6 – DEPOSITS

A summary of deposits at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$76,618	20.7%	$68,957	18.5%
Interest bearing deposits
Now accounts and money market accounts	48,798	13.2%	50,738	13.6%
Savings accounts	106,520	28.8%	108,488	29.0%
Certificates of deposit	137,868	37.3%	145,276	38.9%
Total interest bearing deposits	293,186	79.3%	304,502	81.5%
Total deposits	$369,804	100.0%	$373,459	100.0%

Scheduled maturities of certificates of deposit are as follows:

(In thousands)	At September 30, 2015	At December 31, 2014
Through twelve months	$55,946	$56,895
Twelve months through three years	55,697	55,962
Over three years	26,225	32,419
	$137,868	$145,276

The aggregate amount of individual certificate of deposit accounts of $100,000 or more at September 30, 2015 and December 31, 2014 was $58.3 million and $60.7 million, respectively. Deposits up to $250,000 are federally insured through the Federal Deposit Insurance Corporation (“FDIC”). The aggregate amount of individual certificate of deposit accounts of $250,000 or more at September 30, 2015 and December 31, 2014 was $15.0 million and $13.2 million, respectively.

NOTE 7 – FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At September 30, 2015, the Bank had the ability to borrow up to $81.8 million from the FHLB. This borrowing capacity is based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The following table presents certain information regarding our FHLB advances during the periods or at the dates indicated.

	At September 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount Due	Weighted Average Cost	Amount Due	Weighted Average Cost
Year of maturity: (1)
2015	$3,365	0.78%	$6,792	0.73%
2016	16,150	0.85%	16,068	0.85%
2017	22,402	1.57%	21,021	1.59%
2018	7,748	2.53%	5,743	2.90%
2019	5,703	2.09%	3,420	2.59%
2020 - 2024	2,028	1.33%	383	0.18%
2025 - 2028	335	-	335	-

Total FHLB advances	$57,731	1.48%	$53,762	1.43%

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

The Bank maintains a credit facility with the Federal Reserve Bank of Boston for which certain assets are pledged to secure such borrowings. As of September 30, 2015 and December 31, 2014, there were no borrowings outstanding under this facility. In addition, the Federal Reserve Bank of Boston, as one of the Bank’s correspondent banks, requires the Bank to pledge at least $1 million in loans and/or investment securities for potential daylight overdraft exposure. At September 30, 2015 and December 31, 2014, the Bank had $6.8 million and $7.4 million, respectively, in commercial real estate loans pledged with the Federal Reserve Bank of Boston.

At September 30, 2015, the Bank had reserve requirements with the Federal Reserve Bank of Boston amounting to $1.8 million. The Bank’s balances in cash on hand and on deposit with the Federal Reserve Bank of Boston were sufficient to meet these reserve requirements.

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

A summary of the status of outstanding stock options at September 30, 2015 and changes therein was as follows:

	2015
	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	209,808	$9.36
Granted	162,566	8.60
Forfeited	(2,947)	9.41
Exercised	-	-
Expired	(95,469)	11.12
Options outstanding at September 30, 2015	273,958	$8.30

Options exercisable at September 30, 2015	25,392	$8.38

Weighted-average fair value of options granted during the year		$2.61

The exercise price and weighted average remaining contractual life in years for all options outstanding at September 30, 2015 are detailed below.

Outstanding as of September 30, 2015	Exercise Price	Weighted Average Remaining Contractual Life (in years)
3,392	$12.51	1.5
110,000	$7.74	8.7
160,566	$8.60	9.3
273,958

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

Restricted Stock Awards

The following table summarizes the restricted stock awards outstanding for the year ended December 31, 2014 and the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at January 1, 2014	-	$-
Granted	4,114	8.01
Vested	-	-
Forefeited	-	-
Nonvested at December 31, 2014	4,114	8.01
Granted	-	-
Vested	-	-
Forefeited	-	-
Nonvested at September 30, 2015	4,114	$8.01

Weighted average remaining contractual life in years		4.1

The fair value of restricted stock awards is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is zero based on historical data and other factors.

The Company recorded stock-based compensation expense of $36,000 and $99,000 for the three and nine months ended September 30, 2015, respectively, in connection with the stock options and restricted stock awards. At September 30, 2015 the Company has unrecognized option expense of $552,674 to be recognized over the remaining vesting period of the options. The Company has unrecognized compensation expense related to non-vested restricted stock awards of $27,109 to be recognized over the remaining vesting period of the restricted stock awards.

NOTE 10 – STOCKHOLDERS’ EQUITY

Income Per Share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the nine months ended September 30, 2015, anti-dilutive options excluded from the calculations totaled 3,392 options (with an exercise price of $12.51 per share). For the nine months ended September 30, 2014, anti-dilutive options excluded from the calculations totaled 97,163 options (with an exercise price of $11.12 per share) and 3,392 options (with an exercise price of $12.51 per share), respectively. Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(in thousands except for per share data)
Net income	$518	$1,056	$1,879	$341

Weighted-average common shares outstanding:
Basic	6,707,821	6,675,457	6,707,821	6,675,457
Diluted	6,775,090	6,680,475	6,753,459	6,677,441

Earnings per common share:
Basic	$0.08	$0.16	$0.28	$0.05
Diluted	$0.08	$0.16	$0.28	$0.05

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

As a source of strength to its subsidiary bank, the Company had liquid assets of approximately $3.1 million at September 30, 2015, which the Company could contribute to the Bank if needed, to enhance the Bank’s capital levels. If the Company had contributed those assets to the Bank as of September 30, 2015, the Bank would have had a Tier 1 leverage ratio of approximately 12.05%.

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

The following tables are summaries of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at September 30, 2015 and December 31, 2014.

At September 30, 2015	Well Capitalized Requirements		Minimum Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$61,587	12.29%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	61,587	17.95%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	65,271	19.20%

The Bank
Tier 1 Leverage Capital (1)	$25,047	5.00%	$22,542	4.50%	$57,297	11.44%
Common Equity Tier 1 (CET1) (2) (4)	22,298	6.50%	15,437	4.50%	27,297	16.70%
Tier 1 Risk-Based Capital (2)	27,443	8.00%	20,582	6.00%	27,297	16.70%
Total Risk-Based Capital (2)	34,304	10.00%	27,443	8.00%	61,589	17.95%

(1) Tier 1 capital to total average assets.

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

(3) Imposed on June 4, 2013 and teminated on May 4, 2015.

As of September 30, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Financial instruments whose contractual amounts represent credit risk at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Commitments to extend credit:
Commercial real estate loan committments	$12,573	$30,254
Unused home equity lines of credit	21,081	19,084
Commercial and industrial loan commitments	12,080	12,587
Amounts due on other commitments	9,805	7,257
Commercial letters of credit	523	588

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

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of September 30, 2015 and December 31, 2014:

		September 30, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy Level	Value	Value	Value	Value

Financial Assets
Cash and cash equivalents	Level 1	$18,186	$18,186	$10,940	$10,940
Investment securities, available-for-sale	Level 2	53,783	53,783	77,538	77,538
Investment securities, held-to-maturity	Level 2	10,490	10,630	13,441	13,633
Loans held for sale	Level 2	1,878	1,878	1,062	1,062
Loans receivable, net:
Performing	Level 2	374,495	379,568	355,943	359,687
Impaired	Level 3	6,513	6,513	7,316	7,316
Accrued interest receivable	Level 1	1,509	1,509	1,599	1,599
FHLB Stock	Level 3	4,548	4,548	4,548	4,548
Financial Liabilities
Demand deposits, savings, Now and money market deposits	Level 1	231,936	231,936	228,183	228,183
Time deposits	Level 2	137,868	139,708	145,276	147,385
FHLB advances	Level 2	57,731	58,306	53,762	54,148
Mortgagors' escrow accounts	Level 2	2,141	2,141	4,341	4,341
Accrued interest payable	Level 1	77	77	67	67

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of September 30, 2015 and December 31, 2014 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such dates.

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

Unrecognized financial instruments—Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2015 and December 31, 2014.

The following table represents a further breakdown of investment securities and other financial instruments measured at fair value on a recurring basis:

	Fair Value At September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government agency mortgage-backed obligations	$-	$23,756	$-	$23,756
U.S. Government agency collateralized mortgage obligations	-	9,206	-	9,206
Obligations of state and municipal subdivisions	-	20,821	-	20,821

	Fair Value At December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$5,042	$-	$5,042
U.S. Government agency mortgage-backed obligations	-	53,087	-	53,087
U.S. Government agency collateralized mortgage obligations	-	13,179	-	13,179
Obligations of state and municipal subdivisions	-	6,230	-	6,230

The following table represents assets measured at fair value on a non-recurring basis:

	Fair Value At September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$6,513	$6,513
Foreclosed real estate	-	-	423	423

	Fair Value At December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Impaired loans	$-	$-	$7,316	$7,316
Foreclosed real estate	-	-	335	335

During the nine months ended September 30, 2015, the following fair values of those reflected in the above table were remeasured:

•	$3.4 million in collateral dependent impaired loans; and
•	$423,000 in foreclosed real estate.

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

NOTE 14 – SUBSEQUENT EVENT

In October 2015, the Board of Directors of the Bank voted to terminate the Naugatuck Valley Savings and Loan KSOP Plan (“the Plan”) effective December 2015, due to the impending merger with Liberty Bank. Such termination will require the Bank to contribute to the Plan an amount equal to the unearned employee stock ownership plan shares based on the fair value of the shares as of September 30, 2015. The financial impact of this plan termination amounts to approximately $2.95 million in additional compensation expense to be recognized in the fourth quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2015 and 2014 together with the audited financial statements as of and for the year ended December 31, 2014, included in the Company’s Form 10-K initially filed with the Securities and Exchange Commission on March 19, 2015.

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

Overview: As of September 30, 2015, the Company had $493.7 million of total assets, $385.7 million of gross loans receivable, and $369.8 million of total deposits. Total stockholders’ equity at September 30, 2015 was $61.8 million. The Company had net income for the quarter ended September 30, 2015 of $518,000 (or basic and diluted income per share of $0.08 as compared to net income of $1.1 million (or basic and diluted income per share of $0.16) for the third quarter of 2014. The decline in the Company’s operating results was largely attributable to the gain on the sales of investments of $545,000 for the three months ended September 30, 2015 compared to $1.0 million for the same period in 2014. In addition, there were $335,000 in merger related expenses incurred during the 2015 quarter.

The Company had net income for the nine months ended September 30, 2015 of $1.9 million (or basic and diluted income per share of $0.28) as compared to net income of $341,000 (or basic and diluted loss per share of $0.05) for the nine months ended September 30, 2014. The improvement in the Company’s earnings was largely attributable to a credit provision for loan losses of $1.4 million for the nine months ended September 30, 2015 compared to the credit provision for loan losses of $789,000 for the same period in 2014 for a net change of $631,000 and a $1.7 million decrease in noninterest expenses net of $947,000 in merger related incurred expenses during the 2015 period.

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

Fair Value of Financial Instruments. We use fair value measurements to record certain assets at fair value on a recurring basis, primarily related to the carrying amounts for available-for-sale investment securities. Additionally, we may be required to record other assets, such as foreclosed real estate, at fair value, on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-down of individual assets. Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect the possible tax ramifications or estimated transaction costs.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

Results of Operations for the Three and Nine months Ended September 30, 2015 and 2014

Earnings Summary. For the three months ended September 30, 2015, the Company recorded net income of $518,000 compared to net income of $1.1 million for the same period in 2014. This $538,000 decline in the Company’s operating results was primarily attributable to a $821,000 decrease in noninterest income, a $498,000 decrease in noninterest expense, a $165,000 decrease in net interest income, and a decline in the 2014 credit provision for loan losses of $50,000 for the three months ended September 30, 2015 compared to the same period in 2014.

For the nine months ended September 30, 2015, the Company earned net income of $1.9 million compared to net income of $341,000 in the same period in 2014. This $1.5 million improvement in the Company’s operating results was due to a $631,000 increase in credit provision for loan losses and a $1.7 million decrease in noninterest expense which were partially offset by a $704,000 decrease in net interest income and a $120,000 decrease in noninterest income for the nine months ended September 30, 2015 compared to the same period in 2014.

Average Balance and Yields. The following table summarizes average balances and average yields and costs for the three months ended September 30, 2015 and 2014. For the purpose of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances.

	For the Quarter Ended September 30,
	2015			2014
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans	$385,609	$4,365	4.49%	$369,058	$4,261	4.58%
Investment securities and Fed Funds sold	73,861	421	2.26	95,234	734	3.06
Overnight Funds	10,829	6	0.22	9,075	5	0.22
Federal Home Loan Bank stock	4,548	37	3.23	4,764	19	1.58
Total interest-earning assets	474,847	4,829	4.03%	478,131	5,019	4.16%
Non interest-earning assets	24,745			24,581	-0.329%
Total Assets	$499,592			$502,712
Interest-bearing liabilities
Certificate accounts	$137,548	450	1.30%	$149,343	$506	1.34%
Regular savings accounts and escrow	109,679	45	0.16	114,506	48	0.17
Checking and NOW accounts	104,825	35	0.13	96,438	33	0.14
Money market accounts	23,324	9	0.15	24,429	10	0.16
Total interest-bearing deposits	375,376	539	0.57	384,716	597	0.62
FHLB advances	59,714	221	1.47	52,260	188	1.43
Other borrowings	-	-	-	1,557	-	0.00
Total interest-bearing liabilities	435,090	760	0.69%	438,533	785	0.71%
Non interest-bearing liabilities	2,605			4,588
Total Liabilities	437,695			443,121
Total Stockholders' Equity	61,897			59,591
Total Liabilities and Stockholders' Equity	$499,592			$502,712
Net interest income		$4,069			$4,234
Net interest spread			3.34%			3.45%
Net interest margin			3.40%			3.51%
Average interest earning assets to average interest bearing liabilities			109.14%			109.03%

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2015 and 2014. For the purpose of this table, average balances have been calculated using average daily balances and nonaccrual loans are included in average balances.

	For the Nine Months Ended September 30,
	2015			2014
		Interest	Annualized		Interest	Annualized
	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans	$378,123	$12,652	4.47%	372,213	$12,743	4.58%
Investment securities and Fed Funds sold	85,180	1,579	2.48	95,007	2,203	3.10
Overnight Funds	10,604	20	0.25	7,173	14	0.26
Federal Home Loan Bank stock	4,549	77	2.26	5,163	60	1.55
Total interest-earning assets	478,456	14,328	4.00%	479,556	15,020	4.19%
Non interest-earning assets	23,794			22,841
Total Assets	$502,250			502,397
Interest-bearing liabilities
Certificate accounts	$143,368	1,441	1.34%	151,902	$1,520	1.34%
Regular savings accounts & escrow	111,091	136	0.16	116,896	146	0.17
Checking and NOW acounts	100,345	97	0.13	94,007	101	0.14
Money Market accounts	23,980	29	0.16	24,948	32	0.17
Total interest-bearing deposits	378,784	1,703	0.60	387,753	1,799	0.62
FHLB advances	58,921	639	1.45	47,394	531	1.50
Other borrowings	-	-	-	4,523	-	-
Total interest-bearing liabilities	437,705	2,342	0.72%	439,670	2,330	0.71%
Non interest-bearing liabilities	2,733			4,123
Total Liabilities	440,438			443,793
Total Stockholders' Equity	61,812			58,604
Total Liabilities and Stockholders' Equity	$502,250			502,397
Net interest income		$11,986			$12,690
Net interest spread			3.28%			3.48%

Net interest margin			3.35%			3.54%

Average interest earning assets to average interest bearing liabilities			109.31%			109.07%

Rate / Volume Analysis. The following table summarizes the changes in the components of net interest income attributable to both rate and volume for the three and nine months ended September 30, 2015 and 2014:

	For the Quarter Ended			Nine Months Ended
	September 30, 2015 compared to			September 30, 2015 compared to
	September 30, 2014			September 30, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$191	$(87)	$104	$207	$(298)	$(91)
Investment securities / Federal funds Sold	(145)	(168)	(313)	(213)	(411)	(624)
Overnight funds	1	-	1	7	(1)	6
Federal Home Loan Bank stock	(1)	19	18	(8)	25	17
Total interest income	46	(236)	(190)	(7)	(685)	(692)
Interest expense:
Certificate accounts	(40)	(16)	(56)	(79)	-	(79)
Regular savings accounts	(3)	-	(3)	(4)	(6)	(10)
Checking and NOW accounts	2	-	2	5	(9)	(4)
Money market accounts	-	(1)	(1)	(1)	(2)	(3)
Total deposit expense	(41)	(17)	(58)	(79)	(17)	(96)
FHLBB advances	26	7	33	132	(24)	108
Other borrowings	-	-	-	-	-	-
Total interest expense	(15)	(10)	(25)	53	(41)	12
Increase (decrease) in net interest income	$61	$(226)	$(165)	$(60)	$(644)	$(704)

Net Interest Income. Net interest income for the quarter ended September 30, 2015 was $4.07 million, a decrease of $165,000, or 3.9%, compared to $4.2 million for the quarter ended September 30, 2014. Interest income on earning assets for the quarter ended September 30, 2015 decreased by $190,000, or 3.8%, compared to the comparable prior year period. This decrease in interest income was primarily the result of a $313,000, or 42.6%, decrease in interest income on investment securities partially offset by an increase of $104,000, or 2.4%, in interest income on loans. These decreases were principally due to a 13 basis point decline in the weighted average yield for interest earning assets to 4.03% for the 2015 quarter compared to 4.16% for the 2014 quarter. The nine basis point decrease in average loan yields in the 2015 quarter compared to the 2014 quarter was generally due to a decrease in market interest rates and the impact of increased lending competition on loan pricing. The 80 basis point decrease in average quarterly investment yields year-over-year resulted from the sale and reinvestment into securities and overnight funds at lower yields due to a decline in market interest rates over these periods. The average balance of investment securities for the 2015 quarter decreased $21.4 million and the average balance of overnight funds increased $1.8 million compared to the 2014 quarter. Management took advantage of market opportunities and sold approximately $11.6 million of higher yielding, longer duration investment securities during the 2015 quarter.

Interest expense for the quarter ended September 30, 2015 decreased by $25,000, or 3.2%, compared to the same period in 2014. This variance was principally attributable to a funding mix shift from deposits to FHLB borrowings whose cost impact from the increased average cost of FHLB borrowings (of four basis points) was offset by a decrease in the average balance of deposits. Quarter over quarter, the $9.3 decrease in the average balance of deposits resulted from a $11.8 million decrease in time deposits and a $4.8 million decrease in savings accounts partially offset by a $7.3 million increase in transaction accounts as depositors sought either alternative higher yielding investments and/or more liquid deposit accounts during this persistent low rate environment. The cost impact of these changes allowed the Bank to lower its average cost of deposits to 0.57% for the 2015 quarter from 0.62% for the 2014 quarter.

Net interest income for the 2015 quarter was $165,000 lower than the 2014 quarter, resulting in a decrease of the Company’s net interest spread and net interest margin by 11 basis points (from 3.51% to 3.40%) and by 11 basis points (from 3.45% to 3.34%), respectively.

Interest income for the nine months ended September 30, 2015 decreased $692,000, or 4.6% due primarily to a decrease in rate. This decrease in interest income was primarily the result of a $624,000, or 28.3%, decrease in interest income on investment securities and a $91,000, or 0.71%, decrease in interest income on loans. These decreases were principally due to a 19 basis point decline in the weighted average yield for interest earning assets to 4.00% for the 2015 period compared to 4.19% for the 2014 period. The 11 basis point decrease in average loan yields in the 2015 period compared to the 2014 period was generally due to a decrease in market interest rates and the impact of increased lending competition on loan pricing. The 62 basis point decrease in average investment yields year-over-year resulted from the sale and reinvestment into securities and overnight funds at lower yields due to a decline in market interest rates over these periods. The average balance of investment securities for the 2015 period decreased $9.8 million and the average balance of overnight funds increased $3.4 million compared to the 2014 period. In addition to its loan growth, the Company purchased $16.8 million in investment securities in the first nine months of 2015 to grow its interest income and to partially reinvest the $42.9 million in cash flows from sales, paydowns, and calls of investment securities during 2015. Management took advantage of market opportunities to sell some higher yielding, longer duration investment securities during the first nine months of 2015.

Interest expense for the nine months ended September 30, 2015 increased $12,000, or 0.51%, compared to the 2014 comparable period. The factors influencing this category year-over-year in terms of rate/volume variances for the three month periods discussed above had a similar impact for the nine month period comparisons; however, the magnitude of impact of these factors was due to their relative timing. During the nine months ended September 30, 2015, average interest bearing liabilities decreased $1.97 million, or 0.45%, compared to the same period in 2014, reflecting customer movement out of time deposits and into low costing transaction accounts and other market alternatives during this period of declining market interest rates. Management took advantage of this rate scenario to increase the Bank’s FHLB advances through a mix of intermediate term borrowings at long run favorable pricing. These changes in FHLB advances (along with the impact of maturing FHLB advances at higher rates) caused the weighted cost of FHLB advances to decrease by 5 basis points to 1.45% for the nine months ended September 30, 2015 as compared to 1.50% for the same period in 2014. With the two basis point reduction in the average cost of interest-bearing deposits year-over-year, the cost impact of these funding changes only increased the Company’s cost of funds by one basis point (from 0.71% for the 2014 nine month period to 0.72% for the 2015 comparable period).

Net interest income for the for the first nine months of 2015 was $704,000 lower than the 2014 comparable period, resulting in a decrease of the Company’s net interest spread and net interest margin by 20 basis points (from 3.48% to 3.28%) and by 19 basis points (from 3.54% to 3.35%), respectively.

Provision for Loan Losses. For the three months ended September 30, 2015, the Company recorded no provision for loan losses compared to a credit provision for loan losses of $50,000 for the same period in 2014. Net recoveries were $33,000 and $12,000, respectively, during the three and nine month periods ended September 30, 2015. For the nine months ended September 30, 2015, the Company recorded a $1.4 million credit provision for loan losses compared to a $789,000 credit provision for the same period in 2014. There was no provision for loan losses during the 2015 quarter because there were no developments within the loan portfolio and its asset quality risk profile which, when aggregated, required a change in the allowance for loan losses. The credit provision for the 2015 period was attributable to (i) management’s judgment that the inherent credit risk exposure in the loan portfolio had been significantly reduced and the significant improvement in the Company’s asset quality metrics due to increased loan workout efforts and prior period sales of adversely classified assets; and (ii) a $2.1 million decrease in net charge-offs in the nine month period ended September 30, 2015, compared to the same period in 2014. The allowance for loan losses as a percentage of total loans decreased to 1.20% at September 30, 2015 from 1.63% at December 31, 2014 as the Company’s rolling two year historical loss experience utilized in the periodic measurement of the ALLL continued to decrease with the stability of improved asset quality.

Noninterest Income. The following table summarizes the components of noninterest income for the three and nine months ended September 30, 2015 and 2014:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2015	2014	2015	2014
Service charge income	$186	$186	$512	$535
Fees for other services	68	75	198	232
Mortgage banking income	215	506	664	831
Income from bank owned life insurance	65	66	197	195
Net gain on sale of investments	545	1,034	1,373	1,227
Income from investment advisory services, net	49	79	206	246
Other income	30	33	93	97
Total noninterest income	$1,158	$1,979	$3,243	$3,363

Noninterest income decreased $821,000, or 41.5%, for the quarter ended September 30, 2015 compared to the same period in 2014. The largest quarter-over-quarter changes were in gains on sale of investments which decreased by $489,000, or 47.3%, and in mortgage banking income which decreased by $291,000, or 57.5%.

Noninterest income was $3.2 million for the nine months ended September 30, 2015 and $3.4 million for the same period in 2014, a decrease of $120,000, or 3.6%. As stated above, management took advantage of market opportunities to sell some higher yielding, longer duration investment securities during the nine months in 2015 which resulted in the Company recognizing an aggregate of $1.4 million in year-to-date 2015 gains on sales of investment securities. The increased volume of investment sales activity during 2015 compared with the activity during the 2014 period resulted in the $146,000 year-over-year increase in gains on sales of investment securities. The timing of these market opportunities during these periods influenced the quarterly changes in this category.

Mortgage banking income decreased $291,000, or 57.5%, and $167,000, or 20.1%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to a decrease in the gain on sales of mortgage loans based on a lower volumes of origination and sales of residential mortgage loans during the 2015 periods.

During 2015, service charge income was affected by a lower volume of overdraft transactions and an increase in service charges on checking accounts compared with the 2014 periods. The lower overdraft volume was attributable to the Bank more aggressively monitoring and controlling such activity. Service charges on checking accounts rebounded in the second and third quarters of 2015 from their decrease in the first quarter of 2015 based on a transition in the product offerings during the first quarter of 2015.

The decrease in investment advisory services of $30,000 for the three months ended September 30, 2015 compared to the same quarter in 2014 was primarily related to decreased transaction volume. For the nine months ended September 30, 2015, this category decreased $40,000, or 16.3%, compared to the same period in 2014 based on lower transaction volume and a transaction mix with lower than average commissions.

Noninterest Expense. The following table summarizes the components of noninterest expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2015	2014	2015	2014
Compensation, taxes and benefits	$2,510	$2,879	$7,574	$8,868
Occupancy	522	568	1,624	1,692
Computer processing	381	343	1,066	1,039
Professional fees	314	421	1,116	1,263
FDIC insurance premiums	102	88	389	619
Insurance	85	175	403	437
Advertising	92	101	313	314
Expenses (recoveries) on foreclosed real estate, net	(57)	63	40	441
Writedowns on foreclosed real estate	-	-	-	38
Directors' compensation	51	54	224	226
Supplies	33	68	146	197
Merger related expenses	335	-	947	-
Expenses related to sale of loans	-	51	-	247
Other expenses	341	396	928	1,120
Total	$4,709	$5,207	$14,770	$16,501

Noninterest expense decreased $498,000, or 9.6%, for the three months ended September 30, 2015 compared to the same period in 2014. Merger related expenses incurred in the third quarter of 2015 of $335,000 relate to the proposed merger with Liberty Bank and consist of legal and investment banking services. Excluding these merger related expenses, the year-over-year quarterly variance of $833,000, or 16.0%, was primarily due to decreases in: compensation, taxes and benefits of $369,000, or 12.8%, professional fees of $107,000, or 25.4%, and expenses on foreclosed real estate of $120,000, or 190.5%, insurance of $90,000, or 51.4%, and expenses related to the 2014 third quarter sale of loans amounting to $51,000 over the same period in 2014. These decreases were partially offset by increases in: FDIC Insurance expense of $14,000, or 15.9%, and computer processing expenses of 38,000, or 11.1%. The decrease in compensation, taxes and benefits was primarily due to the impact of 17 fewer full-time equivalent personnel in the third quarter of 2015 compared to the third quarter of 2014 level, most of which was the result of the 2014 mid-year reduction in workforce in the residential lending and mortgage servicing areas. Furthermore, there were also decreases in benefit expenses from the impact of retirement plan consolidation into the KSOP in the fourth quarter of 2014 and a net decrease in other benefit expenses including group insurance. The decrease in professional fees was attributable to less legal fees associated with the reduced volume of loan workouts, lower external audit fees and less costly outsourced loan reviews based on fewer adversely classified loans. This decrease was partially offset by the use of consultants to temporarily staff a crucial compliance function prior to the pending merger as a result of the attrition of key personnel. The $120,000 decrease in expenses on foreclosed real estate was primarily attributable to $103,000 in gains on sales of foreclosed properties and fewer foreclosed properties in the 2015 quarter with less attendant costs of maintaining and selling foreclosed properties during 2015. The decrease in insurance expense for the September 2015 quarter was attributable to the decreased premium for the 2015 renewal of the Company’s directors’ and officers’ liability insurance.

For the nine months ended September 30, 2015, noninterest expenses decreased $1.7 million, or 10.5%, compared to the same period in 2014. Excluding the $947,000 in merger related expenses mentioned above, the year-over-year variance of $2.68 million, or 16.2%, was primarily due to decreases in: compensation, taxes and benefits of $1.3 million, or 14.6%, expenses on foreclosed real estate of $401,000, or 90.9%, FDIC insurance premiums of $230,000, or 37.2%, expenses related to 2014 sales of loans amounting to $247,000, professional fees of $147,000, or 11.6%, and other expenses of $192,000, or 17.1%, over the same period in 2014. These decreases were partially offset by an increase in computer processing expenses of $27,000 or 2.6%, over the same period in 2014. The reasons for the decreases in the compensation expenses, professional fees and expenses on foreclosed real estate for the nine month period were analogous to that explained above for the three month periods. The decrease in FDIC premiums was attributable to a lower FDIC assessment rate in 2015 resulting from the improvement in the Bank’s supervisory ratings based on its improved risk profile. The decrease in other expenses was attributable to an increased focus on expense control from mid-2014 through the third quarter of 2015.

Income Tax Expense (Benefit). The Company reported no tax provision for its pre-tax operating income for the three and nine months ended September 30, 2015 and September 30, 2014. At September 30, 2015 and at September 30, 2014, there was a 100% valuation allowance on the deferred tax asset. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than not that some or all of the deferred tax assets will not be realized.

Management has concluded that it was more likely-than-not that the Company would not be able to realize its deferred tax assets and accordingly has established a 100% valuation allowance equal to the net deferred tax asset balance at September 30, 2015. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, management’s conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

Management regularly analyzes the Company’s tax positions and at September 30, 2015, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of September 30, 2015, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal income taxes for 2013 and 2014 and Connecticut income taxes for the years 2012-2014.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Overview

Total assets were $493.7 million as of September 30, 2015, a decrease of $1.4 million or 0.3%, from $495.1 million as of December 31, 2014. Loans receivable, gross of $385.7 million increased by $16.4 million, or 4.4%, and cash and cash equivalents increased by $7.2 million, or 66.2%, partially offset by a decrease in investment securities of $26.7 million, or 29.4%. The loan portfolio increased during the period by type as follows: real estate loans increased by $14.2 million, or 4.6%; and consumer loans increased by $3.3 million, or 9.1%. These increases were offset by a decrease in commercial business loans of $905,000, or 3.5%. Of the increases in real estate loans, multifamily and commercial real estate loans increased $15.1 million, or 12.3%, while one-to-four family residential mortgage loans decreased $1.1 million, or 0.6%.

Total liabilities were $432.0 million at September 30, 2015 compared to $434.2 million at December 31, 2014. Deposits decreased $3.7 million, or 1.0%, to $373.2 million at September 30, 2015 from $373.5 million at December 31, 2014. Between December 31, 2014 and September 30, 2015, core deposits (defined as all deposits other than certificates of deposit) of $231.9 million increased $3.8 million, while certificates of deposit decreased $7.4 million. Advances from the FHLB increased by $4.0 million, from $53.8 million at December 31, 2014 to $57.7 million at September 30, 2015, primarily due to fund loan growth.

Total stockholders’ equity was $61.8 million at September 30, 2015 compared to $60.9 million at December 31, 2014. The increase in stockholders’ equity was due to net income of $1.9 million for the nine month period ended September 30, 2015 and a decrease in unrealized gain on available for sale investment securities of $1.1 million.

Lending Activities

As indicated in the table below, total gross loans receivable increased $16.4 million, or 4.4%, to $385.7 million at September 30, 2015 from $369.3 million at December 31, 2014.

	September 30,	December 31,
(In thousands)	2015	2014
Real estate loans:
One-to-four family	$179,603	$180,739
Multi-family and commercial real estate	137,581	122,526
Construction and land development	3,427	3,415
Total real estate loans	320,611	306,680

Commercial business loans	24,896	25,801
Consumer loans:
Home equity	33,246	28,700
Other consumer	6,942	8,144
Total consumer loans	40,188	36,844
Total loans	385,695	369,325

Less:
Allowance for loan losses	4,615	6,023
Deferred loan origination fees, net	72	43
Loans receivable, net	$381,008	$363,259

Nonperforming Assets

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated:

	September 30,	December 31,
	2015	2014
Nonperforming Assets	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$1,094	$1,414
Multi-family and commercial real estate	350	375
Construction and land development	596	726
Commercial business loans	666	804
Consumer loans	247	187
Total	2,953	3,506
Troubled debt restructurings - non-accrual	1,448	1,600
Subtotal nonperforming loans	4,401	5,106
Foreclosed real estate	423	335
Total nonperforming assets	$4,824	$5,441
Total nonperforming loans to total loans	1.14%	1.38%
Total nonperforming loans to total assets	0.89%	1.03%
Total nonperforming assets to total assets	0.98%	1.10%

The following table shows the aggregate amounts of the Company’s loans classified by credit risk ratings at the dates indicated:

	September 30, 2015	December 31, 2014
	(In thousands)
Substandard accruing	$1,477	$2,346
Substandard nonaccruing	4,401	5,105
Total substandard loans	5,878	7,451
Doubtful	-	-
Total adversely classified loans	5,878	7,451
Special mention loans	7,078	6,538
Total criticized loans	$12,956	$13,989

Nonperforming loans decreasesd $705,000, or 12.9%, between December 31, 2014 and September 30, 2015. In addtion, while the Bank’s adversely classified loans decreased by $1.6 million, or 21.1%. The levels and trends of adversely classified loans, warrant and receive management oversight and focus in management’s estimates related to the allowance for loan losses. In certain cases, where appropriate, specific allowances have been established to account for the increased credit risk of these assets.

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

On a quarterly basis, or more often if warranted, management analyzes the loan portfolio. For individually evaluated loans that are considered impaired, an allowance is established as required, based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependent, the fair value of the collateral. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due under the contractual term of the loan agreement. For a further discussion of management’s methodology for evaluating the adequacy of the ALLL to provide for known and inherent risks in the loan portfolio, see Note 3 in the financial statements.

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

Although we believe that we use the best information available to determine the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because further events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above and in Note 3 of the financial statements. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the nine months ended September 30, 2015 and 2014:

As of and for the Nine Months Ended September 30, 2015	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$1,633	$3,097	$414	$592	$287	$6,023
Provision for loan losses	398	(1,221)	(404)	(456)	263	(1,420)
Charge-offs	(104)	(14)	-	(24)	(159)	(301)
Recoveries	1	43	168	75	26	313
Balance at September 30, 2015	$1,928	$1,905	$178	$187	$417	$4,615
Allowance related to loans:
Individually evaluated for impairment	$26	$-	$-	$-	$4	$30
Collectively evaluated for impairment	1,902	1,905	178	187	413	4,585
Total allowance	$1,928	$1,905	$178	$187	$417	$4,615

Ending loan balance individually evaluated for impairment	$3,929	$740	$596	$860	$418	$6,543
Ending loan balance collectively evaluated for impairment	175,674	136,841	2,831	24,036	39,770	379,152
Total loans	$179,603	$137,581	$3,427	$24,896	$40,188	$385,695

	Multi-Family and Commercial Real Estate
As of and for the Nine Months Ended September 30, 2015	Investor One- to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance for loan losses:
Beginning balance	$509	$597	$352	$548	$1,091	$3,097
Provision for loan losses	(126)	(247)	(103)	(208)	(537)	(1,221)
Charge-offs	-	-	(14)	-	-	(14)
Recoveries	-	-	43	-	-	43
Balance at September 30, 2015	$383	$350	$278	$340	$554	$1,905
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	383	350	278	340	554	1,905
Total allowance	$383	$350	$278	$340	$554	$1,905

Ending loan balance individually evaluated for impairment	$389	$18	$326	$-	$7	$740
Ending loan balance collectively evaluated for impairment	31,543	24,722	28,106	16,607	35,863	136,841
Total loans	$31,932	$24,740	$28,432	$16,607	$35,870	$137,581

As of and for theNine Months Ended September30, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$1,849	$5,097	$1,118	$1,443	$384	$9,891
Provision for loan losses	326	(205)	(23)	(757)	(130)	(789)
Charge-offs	(541)	(1,306)	(442)	(133)	(13)	(2,435)
Recoveries	10	25	44	139	86	304
Balance at September 30, 2014	$1,644	$3,611	$697	$692	$327	$6,971
Allowance related to loans:
Individually evaluated for impairment	$26	$-	$-	$97	$8	$131
Collectively evaluated for impairment	1,618	3,611	697	595	319	6,840
Total allowance	$1,644	$3,611	$697	$692	$327	$6,971

Ending loan balance individually evaluated for impairment	$4,415	$657	$898	$1,233	$514	$7,717
Ending loan balance collectively evaluated for impairment	174,662	117,778	4,144	23,592	36,362	356,538
Total loans	$179,077	$118,435	$5,042	$24,825	$36,876	$364,255

	Multi-Family and Commercial Real Estate
As of and for the Nine Months Ended September 30, 2014	Investor One- to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance for loan losses:
Beginning balance	$515	$1,034	$563	$856	$2,129	$5,097
Provision for loan losses	136	(60)	(187)	185	(279)	(205)
Charge-offs	(166)	(234)	-	(491)	(415)	(1,306)
Recoveries	1	5	-	-	19	25
Segment ending balance as of September 30, 2014	$486	$745	$376	$550	$1,454	$3,611
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	486	745	376	550	1,454	3,611
Total allowance	$486	$745	$376	$550	$1,454	$3,611

Ending loan balance individually evaluated for impairment	$389	$25	$206	$-	$37	$657
Ending loan balance collectively evaluated for impairment	21,499	27,695	22,408	17,527	28,649	117,778
Total loans	$21,888	$27,720	$22,614	$17,527	$28,686	$118,435

As of December 31, 2014	One-to-Four Family	Multi-Family and Commercial Real Estate	Construction and Land Development	Commercial Business Loans	Consumer Loans	Total
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$59	$-	$-	$4	$9	$72
Collectively evaluated for impairment	1,574	3,097	414	588	278	5,951
Total allowance	$1,633	$3,097	$414	$592	$287	$6,023

Ending loan balance individually evaluated for impairment	$4,223	$969	$726	$978	$492	$7,388
Ending loan balance collectively evaluated for impairment	176,516	121,557	2,689	24,823	36,352	361,937
Total loans	$180,739	$122,526	$3,415	$25,801	$36,844	$369,325

	Multi-Family and Commercial Real Estate
As of December 31, 2014	Investor One- to-Four Family and Multi-Family	Industrial and Warehouse Properties	Office Buildings	Retail Properties	Special Use Properties	Total Multi- Family and Commercial Real Estate
(In thousands)
Allowance related to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	509	597	352	548	1,091	3,097
Total allowance	$509	$597	$352	$548	$1,091	$3,097

Ending loan balance individually evaluated for impairment	$389	$23	$546	$-	$11	$969
Ending loan balance collectively evaluated for impairment	25,072	24,852	23,922	17,346	30,365	121,557
Total loans	$25,461	$24,875	$24,468	$17,346	$30,376	$122,526

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $18.2 million, including federal funds sold of $276,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $53.8 million at September 30, 2015. At September 30, 2015, the Bank had the ability to borrow a total of $81.8 million from the FHLB based on the collateral pledged, of which $57.7 million in borrowings was outstanding. In addition, the Bank had the ability to borrow $1.8 million from the Federal Reserve Bank Discount Window which was not utilized at September 30, 2015.

Certificates of deposit due within one year of September 30, 2015 totaled $55.9 million, or 15.1% of total deposits. If these deposits do not remain with the Bank, the Bank will need to seek other sources of funds, including other certificates of deposit, FHLB advances or other borrowings, and its available lines of credit. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on these maturing certificates of deposit. Based on past experience, however, the Bank believes that a significant portion of our certificates of deposit will remain with us. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

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

As a source of strength to its subsidiary bank, the Company has liquid assets which the Company could contribute to the Bank if needed to enhance the Bank’s capital levels. The Company’s liquid assets totaled approximately $3.1 million at September 30, 2015. If the Company had contributed those assets to the Bank as of September 30, 2015, the Bank would have had a Tier 1 leverage ratio of approximately 12.05%.

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

The following tables are summaries of the Company’s consolidated capital amounts and ratios and the Bank’s actual capital amounts and ratios as computed under the standards established by the Federal Deposit Insurance Act at September 30, 2015 and December 31, 2014.

At September 30, 2015	Well Capitalized Requirements		Minimum Requirements (3)		Actual
(Dollars in thousands)	$	%	$	%	$	%
The Company Consolidated
Tier 1 Leverage Capital (1)	N/A	N/A	N/A	N/A	$61,587	12.29%
Tier 1 Risk-Based Capital (2)	N/A	N/A	N/A	N/A	61,587	17.95%
Total Risk-Based Capital (2)	N/A	N/A	N/A	N/A	65,271	19.20%

The Bank
Tier 1 Leverage Capital (1)	$25,047	5.00%	$22,542	4.50%	$57,297	11.44%
Common Equity Tier 1 (CET1) (2) (4)	22,298	6.50%	15,437	4.50%	27,297	16.70%
Tier 1 Risk-Based Capital (2)	27,443	8.00%	20,582	6.00%	27,297	16.70%
Total Risk-Based Capital (2)	34,304	10.00%	27,443	8.00%	61,589	17.95%

(1) Tier 1 capital to total average assets.

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

(3) Imposed on June 4, 2013 and teminated on May 4, 2015.

As of September 30, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	September 30,	December 31,
(In thousands)	2015	2014
Commitments to extend credit:
Commercial real estate loan committments	$12,573	$30,254
Unused home equity lines of credit	21,081	19,084
Commercial and industrial loan commitments	12,080	12,587
Amounts due on other commitments	9,805	7,257
Commercial letters of credit	523	588

For the nine months ended September 30, 2015, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2015 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Act) that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings.

Matters Related to the Liberty Merger

Four putative class action lawsuits have been filed in Maryland, Morris Goldstein v. Naugatuck Valley Financial Corporation et al., in the Circuit Court for Baltimore City, Case No. 24C15003203, Lenard Cohen v. Naugatuck Valley Financial Corporation et al., in the Circuit Court for Baltimore City, Case No. 24C15003391, Angelo J. Falco v. Naugatuck Valley Financial Corporation et al., in the Circuit Court for Baltimore City, Case No. 24C15003392, and Dallas Faulkner v. Naugatuck Valley Financial Corporation et al., in the Circuit Court for Baltimore City, Case No. 24C15003602. The lawsuits name as defendants Naugatuck Valley, the members of our board of directors and Liberty. A demand for jury trial has been made in each case. The court has consolidated all four of these lawsuits into one case, In re: Naugatuck Valley Financial Corporation Shareholder Litigation, Case No. 24C15003203.

On August 28, 2015, the plaintiffs filed a consolidated class action complaint alleging a breach of fiduciary duty due to inadequate merger consideration, the process leading to the proposed transaction and potential conflicts of interest. The lawsuits also allege that Liberty aided and abetted the breach of fiduciary duty. The consolidated class action complaint also alleges that the Company’s directors breached their fiduciary duties by failing to disclose allegedly material information related to the proposed merger in the Schedule 14A Proxy Statement, filed with the U.S. Securities and Exchange Commission. The relief sought includes, among other things, class certification, an injunction against the merger until all alleged breaches have been cured, damages if the merger has been completed prior to the entry of final judgment, costs and attorney’s fees. The Company believes the factual allegations in the complaint are without merit and is defending vigorously against these allegations.

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

Item 1A. - Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and under “Item 1A – Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and Quartely Report on Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The proposed merger with Liberty may not be completed or the Merger Agreement may be terminated in accordance with its terms, which could adversely affect our business and results of operation.

The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the merger. Those conditions include, among others, the expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, and the absence of any injunctions or other legal restraints. If these conditions are not fulfilled, then the merger may not be completed.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2015.

Item 3. – Defaults Upon Senior Securities. Not applicable

Item 4. – Mine Safety Disclosures. Not applicable

Item 5. – Other Information. Not applicable

Item 6. – Exhibits.

Exhibits –

2.1	Agreement and Plan of Merger dated June 3, 2015 by and between Liberty Bank and Naugatuck Valley Financial Corporation (1)

3.1	Articles of Incorporation of Naugatuck Valley Financial Corporation (2)

3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (3)

3.3	Amendment to Bylaws of Naugatuck Valley Financial Corporation (1)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (4)

10.1	Change in Control Agreement by and between Naugatuck Valley Savings and Loan and Mark C. Foley (1)

10.2	Change in Control Agreement by and between Naugatuck Valley Savings and Loan and James Hastings (1)

10.3	Employment Agreement by and between Naugatuck Valley Savings and Loan and William C. Calderara (1)

10.4	Amendment to the Naugatuck Valley Financial Corporation and Naugatuck Valley Savings & Loan Deferred Compensation Plan for Directors (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

Naugatuck Valley Financial Corporation

Date: November 6, 2015	by:
/s/ William C. Calderara

William C. Calderara
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2015	by:
/s/ James Hastings

James Hastings
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)